Form 10-Q
period 2006-06-30
TIDELANDS HOLIDAY HEALTH CLUBS INC; RHODE ISLAND HOLDING CO; HEALTH & TENNIS CORP OF NEW YORK INC; FLAMBE LLC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF THE MIDWEST INC; BALLY TOTAL FITNESS CORP; ACE LLC; CRUNCH FITNESS INTERNATIONAL INC; SOHO HO LLC
filed 2006-09-11
CIK 1265283, 1265274, 1265255, 1265258, 1265241, 1265275, 1265245, 1265236, 1265266, 1265277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
Commission file number: 001-13997
BALLY TOTAL FITNESS HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	36-3228107

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8700 West Bryn Mawr Avenue, Chicago, Illinois	60631

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (773) 380-3000
SEE TABLE OF ADDITIONAL REGISTRANTS
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer: ☐      Accelerated Filer: ☑      Non-Accelerated Filer: ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, there were 41,315,263 shares of the registrant’s common stock outstanding.

TABLE OF ADDITIONAL REGISTRANTS

	Jurisdiction of	I.R.S. Employer
Exact Name of Additional Registrants	Incorporation	Identification Number
59th Street Gym LLC	New York	36-4474644
708 Gym LLC	New York	36-4474644
Ace, LLC	New York	36-4474644
Bally Fitness Franchising, Inc.	Illinois	36-4029332
Bally Franchise RSC, Inc.	Illinois	36-4028744
Bally Franchising Holdings, Inc.	Illinois	36-4024133
Bally Sports Clubs, Inc.	New York	36-3407784
Bally Total Fitness Corporation	Delaware	36-2762953
Bally Total Fitness International, Inc.	Michigan	36-1692238
Bally Total Fitness of California, Inc.	California	36-2763344
Bally Total Fitness of Colorado, Inc.	Colorado	84-0856432
Bally Total Fitness of Connecticut Coast, Inc.	Connecticut	36-3209546
Bally Total Fitness of Connecticut Valley, Inc.	Connecticut	36-3209543
Bally Total Fitness of Greater New York, Inc.	New York	95-3445399
Bally Total Fitness of the Mid-Atlantic, Inc.	Delaware	52-0820531
Bally Total Fitness of the Midwest, Inc.	Ohio	34-1114683
Bally Total Fitness of Minnesota, Inc.	Ohio	84-1035840
Bally Total Fitness of Missouri, Inc.	Missouri	36-2779045
Bally Total Fitness of Upstate New York, Inc.	New York	36-3209544
Bally Total Fitness of Philadelphia, Inc.	Pennsylvania	36-3209542
Bally Total Fitness of Rhode Island, Inc.	Rhode Island	36-3209549
Bally Total Fitness of the Southeast, Inc.	South Carolina	52-1230906
Bally Total Fitness of Toledo, Inc.	Ohio	38-1803897
Bally’s Fitness and Racquet Clubs, Inc.	Florida	36-3496461
BFIT Rehab of West Palm Beach, Inc.	Florida	36-4154170
BTF/CFI, Inc.	Delaware	36-4474644
Crunch LA LLC	New York	36-4474644
Crunch World LLC	New York	36-4474644
Flambe LLC	New York	36-4474644
Greater Philly No. 1 Holding Company	Pennsylvania	36-3209566
Greater Philly No. 2 Holding Company	Pennsylvania	36-3209557
Health & Tennis Corporation of New York	Delaware	36-3628768
Holiday Health Clubs of the East Coast, Inc.	Delaware	52-1271028
Holiday/Southeast Holding Corp.	Delaware	52-1289694
Jack La Lanne Holding Corp.	New York	95-3445400
Mission Impossible, LLC	California	36-4474644
New Fitness Holding Co., Inc.	New York	36-3209555
Nycon Holding Co., Inc.	New York	36-3209533
Rhode Island Holding Company	Rhode Island	36-3261314
Soho Ho LLC	New York	36-4474644
Tidelands Holiday Health Clubs, Inc.	Virginia	52-1229398
U.S. Health, Inc.	Delaware	52-1137373
West Village Gym at the Archives LLC	New York	36-4474644
     The address for service of each of the additional registrants is c/o Bally Total Fitness Holding Corporation, 8700 West Bryn Mawr Avenue, 2nd Floor, Chicago, Illinois 60631, telephone 773-380-3000. The primary industrial classification number for each of the additional registrants is 7991.

BALLY TOTAL FITNESS HOLDING CORPORATION
Quarterly Report on Form 10-Q For Period Ended June 30, 2006
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS
     Forward-looking statements in this Quarterly Report on Form 10-Q including, without limitation, statements relating to the Company’s plans, strategies, objectives, expectations, intentions, and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the following:
•	ability to maintain existing or obtain new sources of equity and debt financing, on acceptable terms or at all, to satisfy the Company’s cash needs and obligations;

•	availability, terms, and development of capital;

•	availability of adequate sources of liquidity and the Company’s ability to meet its obligations beyond the first quarter of 2007;

•	ability to satisfy long-term obligations as they become due;

•	ability to remain in compliance with, or obtain waivers under, the Company’s loan agreements and indentures;

•	success of operating initiatives, advertising and promotional efforts;

•	ability to attract, retain and motivate highly skilled employees;

•	the outcome of the Company’s exploration of strategic alternatives, which is now focused on restructuring and refinancing alternatives;

•	business abilities and judgment of personnel;

•	general economic and business conditions;

•	competition;

•	acceptance of new product and service offerings;

•	changes in business strategy or plans;

•	the effect of material weaknesses in internal controls over financial reporting on the Company’s ability to prepare financial statements and file reports with the SEC;

•	the outcome of the SEC and Department of Justice investigations;

•	existence of adverse publicity or litigation (including various stockholder litigations and insurance rescission actions) and the outcome thereof and the costs and expenses associated therewith;

•	changes in, or the failure to comply with, government regulations; and

•	other factors described in this Quarterly Report on Form 10-Q, including the risk factors identified in Item 1A, and prior filings of the Company with the SEC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BALLY TOTAL FITNESS HOLDING CORPORATION
Condensed Consolidated Balance Sheets
(In thousands)

	June 30	December 31
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash	$15,156	$17,454
Deferred income taxes	236	151
Prepaid expenses	18,331	20,846
Other current assets	13,241	17,394
Current assets held for sale	—	342

Total current assets	46,964	56,187

Property and equipment, less accumulated depreciation and amortization of $766,260 and $749,860	303,084	314,670
Goodwill, net	19,734	19,734
Trademarks, net of accumulated amortization of $1,607 and $1,510	6,871	6,912
Intangible assets, net of accumulated amortization of $14,036 and $13,463	2,547	2,879
Deferred financing costs, net of accumulated amortization of $27,737 and $18,190	41,170	29,501
Other assets	10,532	10,317
Non-current assets held for sale	—	39,894

	$430,902	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$49,246	$57,832
Income taxes payable	1,951	1,697
Accrued liabilities	100,921	96,442
Current maturities of long-term debt	180,354	13,018
Deferred revenues	279,155	299,441
Current liabilities associated with assets held for sale	—	7,764

Total current liabilities	611,627	476,194

Long-term debt, less current maturities	542,786	756,304
Deferred rent liability	89,871	87,290
Deferred income taxes	1,693	1,435
Other liabilities	29,573	28,112
Deferred revenues	565,645	566,469
Non-current liabilities associated with assets held for sale	—	27,976
Stockholders’ deficit	(1,410,293)	(1,463,686)

	$430,902	$480,094

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	June 30
	2006	2005
		(As restated)
Net revenues:
Membership services	$239,549	$243,369
Retail products	11,460	12,640
Miscellaneous	3,622	3,608

	254,631	259,617

Operating costs and expenses:
Membership services	170,203	170,713
Retail products	10,667	13,424
Advertising	16,180	14,641
General and administrative	21,230	21,583
Gain on sale of land and building	(872)	—
Depreciation and amortization	13,233	15,023

	230,641	235,384

Operating income	23,990	24,233

Interest expense, net	(26,148)	(21,164)
Foreign exchange gain (loss)	1,760	(163)
Other, net	166	64

	(24,222)	(21,263)

Income (loss) from continuing operations before income taxes	(232)	2,970
Income tax provision	(501)	(239)

Income (loss) from continuing operations	(733)	2,731
Loss from discontinued operations, net of income taxes	—	(1,124)

Net income (loss)	$(733)	$1,607

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.08
Loss from discontinued operations	—	(0.03)

Net income (loss)	$(0.02)	0.05

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.02)	$0.08
Loss from discontinued operations	—	(0.03)

Net income (loss)	$(0.02)	$0.05

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Six months ended
	June 30
	2006	2005
		(As restated)
Net revenues:
Membership services	$479,204	$479,504
Retail products	23,397	25,987
Miscellaneous	7,196	7,879

	509,797	513,370

Operating costs and expenses:
Membership services	342,488	338,674
Retail products	21,678	26,232
Advertising	35,075	31,752
General and administrative	42,619	39,453
Gain on sales of land and buildings	(1,773)	—
Depreciation and amortization	27,447	29,962

	467,534	466,073

Operating income	42,263	47,297

Interest expense, net	(49,181)	(39,241)
Foreign exchange gain	1,770	44
Other, net	284	139

	(47,127)	(39,058)

Income (loss) from continuing operations before income taxes	(4,864)	8,239
Income tax provision	(702)	(479)

Income (loss) from continuing operations	(5,566)	7,760
Discontinued operations:
Loss from discontinued operations, net of income taxes	(872)	(1,538)
Gain on disposal	38,375	—

Gain (loss) from discontinued operations	37,503	(1,538)

Net income	$31,937	$6,222

Basic income (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$0.23
Income (loss) from discontinued operations	0.96	(0.04)

Net income	$0.82	$0.19

Diluted income (loss) per common share:
Income (loss) from continuing operations	$(0.14)	$0.22
Income (loss) from discontinued operations	0.96	(0.04)

Net income	$0.82	$0.18

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statement of Stockholders’ Deficit and Comprehensive Income
(In thousands, except share data)
(Unaudited)

							Accumulated
	Common stock					Common	other	Total
	Shares	Par	Contributed	Accumulated	Unearned	stock in	comprehensive	stockholders’
	outstanding	value	capital	deficit	compensation	treasury	loss	deficit
Balance at December 31, 2005	38,503,551	$392	$669,089	$(2,113,854)	$(5,534)	$(11,635)	$(2,144)	$(1,463,686)

Net income				31,937				31,937

Cumulative translation adjustment							(3,805)	(3,805)

Total comprehensive income								28,132

Stock-based compensation			1,798					1,798

Sale of common stock	800,000	8	5,592					5,600

Shares issued to noteholders	1,956,195	19	17,469					17,488
Shares issued to agent	11,936		98					98

Reclassification of unearned compensation balance to contributed capital			(5,534)		5,534			—

Forfeiture of restricted stock	(7,500)							—

Issuance of common stock under stock option plans	51,081	1	276					277

Balance at June 30, 2006	41,315,263	$420	$688,788	$(2,081,917)	$—	$(11,635)	$(5,949)	$(1,410,293)

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30
	2006	2005
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,937	$6,222
Adjustments to reconcile to cash provided by operating activities—
Depreciation and amortization, including amortization included in interest expense	37,070	35,289
Changes in operating assets and liabilities	(19,123)	(10,404)
Deferred income taxes, net	179	210
Gain on disposal of discontinued operations	(38,375)	—
Loss (gain) on sale of assets	(1,385)	67
Foreign currency translation gain	(1,770)	(46)
Stock-based compensation	1,798	4,337

Cash provided by operating activities	10,331	35,675

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	(18,889)	(14,474)
Proceeds from sale of discontinued operations	45,052	—
Proceeds from sale of discontinued operations in escrow	438	—
Proceeds from sale of property	3,307	1,455

Cash provided by (used in) investing activities	29,908	(13,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit agreement	(36,811)	(875)
Net repayments of other long-term debt	(8,205)	(9,612)
Debt issuance and refinancing costs	(3,751)	(2,274)
Proceeds from sale of common stock	5,600	—
Proceeds from issuance of common stock under stock option plans	277	162

Cash used in financing activities	(42,890)	(12,599)

Increase (decrease) in cash	(2,651)	10,057
Effect of exchange rate changes on cash balance	353	225
Cash, beginning of period	17,454	19,177

Cash, end of period	$15,156	$29,459

See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Consolidated Statements of Cash Flows -- (continued)
(In thousands)
(Unaudited)

	Six months ended
	June 30
	2006	2005
		(As restated)
SUPPLEMENTAL CASH FLOWS INFORMATION:

Changes in operating assets and liabilities:
Decrease in other current and other assets	$5,606	$1,758
Decrease in accounts payable	(8,599)	(8,061)
Increase in income taxes payable	254	237
Increase (decrease) in accrued liabilities	1,235	(3,124)
Increase in other liabilities	3,355	10,161
Decrease in deferred revenues	(20,974)	(11,375)

Change in operating assets and liabilities	$(19,123)	$(10,404)

Cash payments for interest and income taxes were as follows —
Interest paid	$39,883	$35,737
Interest capitalized	(367)	(140)
Income taxes paid, net	276	70

Investing and financing activities exclude the following non-cash transactions —
Acquisitions of property and equipment through capital leases/borrowings	$—	$302
Reclassification of unearned compensation balance to contributed capital	5,534	—
Payments of consents with common stock	17,488	—
Stock issued to agent	98	—
See accompanying notes to condensed consolidated financial statements.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 1 Basis of Presentation
     The accompanying condensed consolidated financial statements include the accounts of Bally Total Fitness Holding Corporation (the “Company”) and the subsidiaries that it controls. The Company, through its subsidiaries, is a commercial operator of 383 fitness centers at June 30, 2006 concentrated in 29 states and Canada. Additionally, as of June 30, 2006, 35 clubs were operated pursuant to franchise and joint venture agreements in the United States, Asia, Mexico, and the Caribbean. The Company operates in one industry segment, and all significant revenues arise from the commercial operation of fitness centers, primarily in major metropolitan markets in the United States and Canada. Unless otherwise specified in the text, references to the Company include the Company and its subsidiaries. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on June 27, 2006.
     All adjustments have been recorded which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated balance sheet of the Company at June 30, 2006, its consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, its consolidated statement of stockholders’ deficit and comprehensive income for the six months ended June 30, 2006, and its consolidated statements of cash flows for the six months ended June 30, 2006 and 2005. As of June 30, 2006, the Company reclassified $2,518, which represents a cumulative translation adjustment from its property and equipment account. In addition, the Company has reclassified the gain ($901) on the sale of an underperforming Canadian club previously recorded in the first quarter of 2006 as a reduction of membership services expense to gain on sale of land and building on its Consolidated Statement of Operations for the six months ended June 30, 2006. Additionally, in the second quarter of 2006, the Company determined that approximately $900 of the $4,600 write-down of equipment at various clubs recorded in the fourth quarter of 2005 related to equipment previously retired. An adjustment was made to the Company’s consolidated statement of operations for the three months ended June 30, 2006. No adjustment was made to the Company’s consolidated statement of operations for 2005 as such amount was not deemed material.
     The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which require the Company’s management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates. Prior period amounts related to discontinued operations reported on the Consolidated Statements of Operations and Condensed Consolidated Balance Sheets have been reclassified in accordance with Statement of Financial Accounting Standards No. 144, “ Accounting for the Impairment or Disposal of Long-Lived Assets ” (“SFAS No. 144”).
Seasonal factors
     The Company’s operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year.
Market risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit and term loan balance under its Amended and Restated Credit Agreement dated October 14, 2004 (the “Credit Agreement”) bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200,000 of outstanding principal on the Company’s 9 7/8% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”) was swapped for a variable rate commitment based on the LIBOR rate plus 6.01%.
Fair value of financial instrument
     The Company determined by using quoted market prices that the fair value of the Senior Subordinated Notes was $267,158, $290,008 and $288,507, at August 31, 2006, June 30, 2006 and December 31, 2005, respectively. The carrying value at June 30, 2006 was $295,174. Since considerable judgment is required in interpreting market information, the fair value of the Senior Subordinated Notes is not necessarily indicative of the amount which could be realized in a current market exchange.
Note 2 Restatement of 2005 Quarterly Information
     In the fourth quarter of 2005, the Company identified errors in its previously reported 2005 quarterly results with respect to revenue items relating to certain membership offers, amortization of deferred financing costs, depreciation expense and certain insurance liability expense. See Note 20 of Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The consolidated statements of operations and consolidated statement of cash flows for the 2005 periods included herein reflect the restated items.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 3 Commitments and Contingencies
     Operating leases: The Company leases various fitness center facilities, office facilities, and equipment under operating leases expiring in periods ranging from one to 25 years, excluding optional renewal periods. Certain leases contain contingent rental provisions generally related to cost-of-living criteria or revenues of the respective fitness centers.
     Litigation:
Putative Securities Class Actions
     Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s proposed restatement.
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004. The Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety on July 12, 2006 without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006, which defendants intend to move to dismiss on or prior to September 28, 2006. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuits in Illinois State Court
     On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally, John Rogers, Jr., Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are current or former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuit in Illinois Federal Court
     On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of this action.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Individual Securities Action in Illinois
     On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former and current officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiffs complaint alleges violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendant’s motions to dismiss on statute of limitations issues, which remain pending. It is not yet possible to determine the ultimate outcome of this action.
Lawsuit in Oregon
     On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.
     On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006. On July 27, 2006, the presiding Magistrate Judge issued proposed Findings and Conclusions recommending that summary judgment be entered in favor of all defendants on all remaining claims. The parties have agreed to allow plaintiffs until September 18, 2006 to file objections to these proposed Findings and Conclusions and request review by a United States District Judge while pursuing settlement discussions. It is not yet possible to determine the ultimate outcome of this action.
Lawsuit in Massachusetts
     On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al. Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003, Case No. 03-CV-10295 MEL, by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for cash and shares of Bally stock. The 2005 amended complaint asserted new claims against the Company for violation of state securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago.
     Plaintiffs’ claims are brought against the Company and its former Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. Under the current schedule, motions to dismiss on other grounds are to be filed on October 16, 2006. It is not yet possible to determine the ultimate outcome of this action.
Securities and Exchange Commission Investigation
     In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Department of Justice Investigation
     In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Insurance Lawsuits
     On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requested the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006, which motions are currently pending.
     On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requested the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. Defendants filed motions to dismiss or stay the proceedings on July 10, 2006, which motions are currently pending.
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company’s response to the complaint is due on September 12, 2006. The Company anticipates moving to dismiss or stay the proceedings on substantially the same grounds as the motion filed in the RLI Insurance Company case listed above.
     It is not yet possible to determine the ultimate outcome of these actions.
     Other:
     The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on the Company’s financial condition or results of operations.
     In addition, the Company is, and has been in the past, named as defendant in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
financial condition or results of operations. However, the Company cannot assure you that it will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on the Company’s financial condition or results of operations. See Part II, Item 1A — Risk Factors.
     Under employment agreements with four senior executives, the Company has agreed to use its reasonable best efforts to develop and adopt a supplemental retirement plan for the benefit of these executives and other executives as the Board may determine. As of August 31, 2006, no plan has been adopted.
Note 4 Debt
     On October 14, 2004, the Company entered into the Credit Agreement with a group of financial institutions led by JPMorgan Chase Bank that provided for a five-year $175,000 term loan in addition to the existing $100,000 revolving credit facility that expires in June 2008, subject to the early termination provision discussed below. The Credit Agreement is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. At June 30, 2006, pursuant to the Credit Agreement, the Company had $30,000 in borrowings and $14,114 of letters of credit outstanding under its $100,000 revolving credit facility. The amount available under the revolving credit facility is reduced by any outstanding letters of credit, which are limited to $30,000. The amount outstanding on the term loan under the Credit Agreement was $141,438.5 reflecting a payment in the amount of $1,811.5 during the second quarter from the release of funds held in an escrow account related to the sale of Crunch Fitness. At June 30, 2006, the average rate on borrowings under the revolving credit and term loan facility was 9.79%. As of June 30, 2006, the Company was in compliance with the terms of the Credit Agreement.
     The Credit Agreement will terminate on April 15, 2007 in the event that the Senior Subordinated Notes have not been refinanced. Because of this refinancing requirement as it relates to the Credit Agreement, the entire balance ($171,438.5) outstanding under the Credit Agreement is considered due and owing within the next 12 months, and therefore is included in Current maturities of long-term debt on our Condensed Consolidated Balance Sheet at June 30, 2006. The Senior Subordinated Notes are due in October 2007. If the Company is unable to refinance the Senior Subordinated Notes prior to April 15, 2007, absent an agreement by the lenders to extend the maturity of the Credit Agreement or the Company refinancing the Credit Agreement, the Company will not have sufficient liquidity to operate its business and will be unable to satisfy the Credit Agreement obligations when due. If such events were to occur, the holders of the 10-1/2% Senior Notes due 2011 (the “Senior Notes”) and Senior Subordinated Notes could accelerate the obligations under those instruments, and the Company would be unable to satisfy those obligations.
     The Company requires operating cash flows to fund its capital spending and working capital requirements. The Company maintains a substantial amount of debt, the terms of which require significant interest payments each year. Cash flows and liquidity may be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in litigation, future consent payments to lenders or bondholders if required and unexpected capital requirements. The Company’s liquidity (cash and unutilized revolving credit facility) has declined by $12,700 from $68,900 to $56,200 during the first seven months of 2006. During August, utilization under the Credit Agreement revolving credit facility increased by $6,500 to $62,614 on August 31, 2006. Decreased cash collections of membership revenue, coupled with costs incurred in connection with ongoing investigations and litigation related to the restatement of the Company’s financial statements, an increase in Director’s fees and audit costs, cash fees paid related to consent solicitations of the Company’s lenders and noteholders in April 2006, fees paid to the lenders for the Fourth Amendment (described below), capital expenditures and the July interest payment, more than offset the $10,000 of Crunch Fitness sale proceeds that were not required to prepay the term loan pursuant to the Credit Agreement and $5,600 of proceeds from the sale of stock. Making the interest payments due on the Senior Subordinated Notes and Senior Notes in October 2006 and January 2007, respectively, will further reduce liquidity. In addition, the Company is subject to certain financial covenants in the Credit Agreement, including interest coverage and leverage tests. If the Company is unable to satisfy those covenants, absent a waiver by the lenders, the Company will be unable to access the revolving credit facility and therefore will be unable to meet its obligations under the Senior Notes and Senior Subordinated Notes and operate its business. In addition, as a result of not satisfying a financial covenant, an event of default could occur under the Credit Agreement and cross-defaults could occur under the indentures governing the Senior Notes and the Senior Subordinated Notes. If such events were to occur, the lenders and holders could accelerate the obligations under these instruments and the Company would be unable to satisfy those obligations. While the Company currently believes that it will be in compliance with the financial covenants in the Credit Agreement at the end of the third and fourth quarters of 2006, and has begun to take cost savings actions in that regard, there can be no assurance as to financial covenant compliance. In the event the Company fails to maintain adequate liquidity, as a result of increased expenses or decreased revenues or as a result of a default under its Credit Agreement (whether directly as a result of a cross-default to other indebtedness) and is unable to draw on its revolving credit facility, the Company would be unable to continue operating its business.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     In addition, the Company is subject to certain financial reporting covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes. Although the Company anticipates filing its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 on a timely basis, on June 23, 2006, the Company entered into the Fourth Amendment with the lenders under its Credit Agreement that extended the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice for the third quarter of 2006 under the indentures governing the Senior Subordinated Notes or the Senior Notes. The Company paid the lenders under the Credit Agreement fees in the amount of $493 in connection with the Fourth Amendment. In addition, the Company is in the process of implementing an accelerated closing process for the third quarter. However, if the Company is unable to file its financial reports on a timely basis and cannot obtain additional consents from its bondholders and lenders and such a cross-default or indenture event of default occurs, we would not be able to draw on our revolving credit facility and the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under these instruments and the Company would be unable to satisfy those obligations and continue operating its business.
     On April 10, 2006, the Company completed consent solicitations to amend the indentures governing the Senior Subordinated Notes and the Senior Notes to waive any default through September 11, 2006 arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 through July 10, 2006, and for the quarter ended June 30, 2006. In connection with the consent solicitations, on March 30, 2006, the Company entered into the Third Amendment and Waiver with the lenders under the Credit Agreement that, among other things, extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, permitted payment of the consent fees to the holders of the Senior Notes and the Senior Subordinated Notes and excludes fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.
     In connection with these consents, the Company issued 1,956,195 shares of unregistered common stock (valued at $17,446 as of the completion date of the solicitation) and paid $769 in consent fees to the holders of the Senior Notes and the Senior Subordinated Notes, paid the lenders under the Credit Agreement $2,474, and recorded $20,689 in deferred financing charges. Additionally, on April 11, 2006, the Company entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5,600 from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders of the Senior Notes and Senior Subordinated Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
     The Company’s unrestricted Canadian subsidiary was not in compliance with its credit agreement at June 30, 2006. As a result, the entire outstanding amount of $878 has been classified as current.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 5 Deferred Revenue
     Deferred revenue represents cash received from members, but not yet earned. The summary set forth below of the activity and balances in deferred revenue at June 30, 2006 and 2005 and for the periods then ended includes as cash additions all cash received for membership services. Revenue recognized includes all revenue earned during the periods from membership services. Financed members are those members who have financed their initial membership fee to be paid monthly. Advance payments from financed members are included within this table as advance payments of periodic dues and membership fees.

	Six months ended June 30, 2006
	Balance at			Balance at
	December 31,	Cash	Revenue	June 30,
	2005	Additions	Recognized	2006

Deferral of receipts from financed members:
Initial contract term payments	$517,624	$115,100	$(137,132)	$495,592
Down payments	100,009	26,032	(27,353)	98,688
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	109,819	18,125	(18,587)	109,357
Advance payments of periodic dues and membership fees	120,696	60,060	(59,199)	121,557
Receipts collected and earned without deferral during period		173,822	(173,822)	—
Deferral of receipts for personal training services	17,762	64,955	(63,111)	19,606

	$865,910	$458,094	$(479,204)	$844,800

	Six months ended June 30, 2005
	Balance at			Balance at
	December 31,	Cash	Revenue	June 30,
	2004	Additions	Recognized	2005

Deferral of receipts from financed members:
Initial contract term payments	$534,446	$142,041	$(150,279)	$526,208
Down payments	105,614	28,761	(27,886)	106,489
Deferral of receipts representing advance payments:
Paid-in-full membership fees collected upon origination	115,735	14,331	(17,691)	112,375
Advance payments of periodic dues and membership fees	132,164	66,528	(71,375)	127,317
Receipts collected and earned without deferral during period		151,368	(151,368)	—
Deferral of receipts for personal training services	17,697	62,634	(60,905)	19,426

	$905,656	$465,663	$(479,504)	$891,815

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 6 Income (loss) per Common Share
     Income (loss) per share is computed in accordance with SFAS No. 128 “Earnings per Share.” Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and warrants using the “treasury stock” method.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average number of common shares outstanding	40,190,279	33,886,380	38,944,691	33,417,715
Effect of outstanding stock options and warrants	1,320,118	534,193	1,327,717	983,878

Diluted weighted average number of shares outstanding	41,510,397	34,420,573	40,272,408	34,401,593

Options and warrants excluded from the computation of diluted weighted average number of common shares because the exercise prices were greater than the average market prices of the common stock	1,618,840	5,417,152	1,618,840	5,417,152

Range of exercise prices per share:
High	$36.00	$36.00	$36.00	$36.00
Low	$2.91	$2.91	$2.91	$2.91
Note 7 Income Taxes
     At June 30, 2006, the Company had approximately $682,000 of federal net operating loss carryforwards and approximately $5,896 of Alternative Minimum Tax (“AMT”) credit carryforwards. The AMT credits can be carried forward indefinitely, while the tax loss carryforwards expire beginning in 2011 and fully expire in 2026. In addition, the Company has substantial state tax loss carryforwards that began to expire in 2006 and fully expire in 2026. On September 28, 2005, the Company underwent an ownership change for purposes of IRC Section 382. Due to the ownership change that occurred, the utilization of the Company’s federal tax loss carryforwards is subject to an annual limitation under Section 382, which will significantly limit their use. The amount of the limitation may, under certain circumstances, be increased by built-in gains held by the Company at the time of the change that are recognized in the five-year period after the ownership change.
     Based on the Company’s past performance and the expiration dates of its carryforwards, the ultimate realization of all of the Company’s deferred tax assets cannot be assured. Accordingly, a valuation allowance has been recorded to reduce deferred tax assets to a level which, more likely than not, will be realized. In accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company will continue to review and evaluate the valuation allowance.
Note 8 Share-based payments
     In December 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment ” (“SFAS No.123R”). SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and its related implementation guidance. SFAS No. 123R primarily focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for all share-based payment transactions with employees.
     The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. Accordingly, prior period amounts have not been restated. Under this method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. The Company has elected to recognize compensation expense on a straight-line basis over the vesting period of the

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
award. Total stock-based compensation expense for the three months ended June 30, 2006 was $846, which is comprised of $490 related to stock options, $318 related to restricted shares and $38 related to estimated income tax obligations which are liability classified. Total stock-based compensation expense for the six months ended June 30, 2006 was $1,936, which is comprised of $1,051 related to stock options, $748 related to restricted shares and $137 related to estimated income tax obligations which are liability classified.
     Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards using the intrinsic value method in accordance with APB 25, and recognized no compensation costs for its stock plans other than for its restricted stock awards. Specifically, the adoption of SFAS No. 123R resulted in the recording of compensation expense for employee stock options. The following table shows the effect of adopting SFAS No. 123R on selected items (“As Reported”) and what those items would have been under previous guidance under APB 25:

	Three months ended		Six months ended
	June 30, 2006		June 30, 2006
		Under APB		Under APB
	As Reported	No. 25	As Reported	No. 25
Loss from continuing operations before income taxes	$(232)	$258	$(4,864)	$(3,813)
Loss from continuing operations	(733)	(243)	(5,566)	(4,515)
Net income (loss)	(733)	(243)	31,937	32,988
Cash flow from operating activities	(246)	(246)	10,331	10,331
Cash flow from financing activities	5,108	5,108	(42,890)	(42,890)
Basic and diluted income (loss) per common share
Loss from continuing operations	$(0.02)	$(0.01)	$(0.14)	$(0.11)
Income from discontinued operations	—	—	0.96	0.96

Net income (loss)	$(0.02)	$(0.01)	$0.82	$0.85

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$1,607	$6,222
Plus: stock-based compensation expense included in net income	4,207	4,337
Less: stock-based compensation expense determined under fair value based method	(4,699)	(5,377)

Pro forma net income	$1,115	$5,182

Basic income per common share:
As reported	$0.05	$0.19
Pro forma	0.03	0.16

Diluted income per common share:
As reported	$0.05	$0.18
Pro forma	0.03	0.15

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Stock-Based Compensation Plans
     In January 1996, the Board of Directors of the Company adopted the 1996 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provided for the grant of non-qualified stock options to non-employee directors of the Company. Options under the Directors’ Plan were generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Option grants under the Directors’ Plan become exercisable in three equal annual installments commencing one year from the date of grant and have a 10-year term. The Directors’ Plan expired as of January 3, 2006. As such, stock options may no longer be granted under the Directors’ Plan.
     Also in January 1996, the Board of Directors of the Company adopted the 1996 Long-Term Incentive Plan (the “Incentive Plan”). The Incentive Plan provided for the grant of non-qualified stock options, incentive stock options and compensatory restricted stock awards (collectively “Awards”) to officers and key employees of the Company. Pursuant to the Incentive Plan, non-qualified stock options were generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Incentive stock options could not be granted at less than the fair market value of the Common Stock at the date of grant. Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant. Option grants in 2005, 2004 and 2003 have 10-year terms. The Incentive Plan expired as of January 3, 2006. As such, awards may no longer be granted under the Incentive Plan.
     On March 8, 2005, the Company adopted the Inducement Award Equity Incentive Plan (the “Inducement Plan”) as a means of providing equity compensation in order to induce individuals to become employed by the Company. The Inducement Plan provides for the issuance of up to 600,000 shares of the Company’s Common Stock in the form of stock options and restricted shares, subject to various restrictions. Pursuant to the Inducement Plan, non-qualified stock options are generally granted with an exercise price equal to the fair market value of the Common Stock at the date of grant. Inducement stock options must be granted at not less than the fair market value of the Common Stock at the date of grant. Options are granted at the discretion of the Compensation Committee of the Board of Directors (the “Compensation Committee”). Option grants become exercisable generally in three equal annual installments commencing one year from the date of grant and have 10-year terms. As of June 30, 2006, 65,500 shares remain available for issuance under the Inducement Plan.
     Certain employment arrangements contain provisions that provide for the payment to the participant of amounts which represent estimated income tax obligations related to the vesting of awards. The amounts related to the estimated income tax obligations are liability classified awards.
Stock Options
     A summary of stock based compensation activity within the Company’s stock-based compensation plans for the six months ended June 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Number of Shares	Price	(Years)	Value
Outstanding at December 31, 2005	4,138,514	$13.26
Granted	19,500	8.02
Exercised	(51,081)	5.41
Forfeited	(62,834)	6.43
Canceled	(160,758)	21.43

Outstanding at June 30, 2006	3,883,341	$13.11	6.2	$2,630

Exercisable at June 30, 2006	2,851,341	$15.86	5.2	$1,186

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
     Other information pertaining to option activity during the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of stock options granted	$4.30	$1.56	$4.42	$1.72
Total intrinsic value of stock options exercised	$149	$—	$276	$—
     The Company received $277 of cash from stock options exercised during the six months ended June 30, 2006. At June 30, 2006, there was approximately $2,100 of total unrecognized compensation cost related to non-vested stock options. This cost will be recognized over a weighted average period of 3 years.
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected option life in years	6	6	6	6
Risk-free interest rate	4.98%	3.86%	4.87%	4.15%
Dividend yield	—	—	—	—
Expected volatility	52%	51%	52%	52%
     For the first and second quarters of 2006, the expected life of each award granted was calculated using historical experience. Expected volatility was based on historical volatility levels of the Company’s common stock. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury strip rates with a remaining term equal to the expected term. Expected dividend yield is based on historical dividend payments.
Restricted Stock
     The Company also grants restricted stock awards to certain employees. Restricted stock awards are valued at the closing market value of the Company’s common stock on the day prior to the grant, and the total value of the award is recognized as expense ratably over the vesting period of the employees receiving the grants. The Company did not grant restricted stock awards during the first six months of 2006.
     A summary of restricted stock activity for the six months ended June 30, 2006 is as follows:

		Weighted
		Average
		Grant Date Fair
	Number of Shares	Value
Outstanding at December 31, 2005	837,000	$6.92
Vested	(2,500)	7.01
Forfeited	(7,500)	7.01

Outstanding at June 30, 2006	827,000	$6.92

     As of June 30, 2006, the total amount of unrecognized compensation expense related to non-vested restricted stock awards and estimated income tax obligations was approximately $4,936 and $893, respectively. Both amounts are expected to be recognized on a straight-line basis over a weighted-average period of approximately 4 years. The total grant date fair value of shares vested during the six months ended June 30, 2006 and 2005 was $18 and $2,186, respectively.
Stock issued for services
     The Company issued approximately 11,936 shares of its common stock to its tabulation agent for their services in connection with the Company’s consent solicitation. The shares were valued as of the agreement date and the Company has recorded general and administrative expense of $98 for this transaction.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 9 Guarantees
     In connection with the Company’s January 2006 sale of its “Crunch Fitness” brand along with certain additional health clubs located in San Francisco, California, the Company and/or certain of its subsidiaries remain liable for the obligations (including rent) on certain leases transferred to the purchaser in the amount of $87,819 and may remain liable for the obligations on three additional leases that have not yet transferred to purchaser in an additional amount of $7,948.
     The amount of foregoing liabilities will reduce over time as obligations are paid by the purchaser under these leases. However, certain of the leases possess renewal options which, if exercised by purchaser, will again increase the amount of liability of the Company and/or certain of its subsidiaries under such lease existing as of the date of such exercise by purchaser, but for no more than the obligations for a 5 year period under any such lease.
     The Company’s exposure for these retained liabilities is mitigated by two letters of credit naming the Company as beneficiary, aggregating $3,228 and having a term equal to the longer of three years or the time the purchaser has a Debt to EBITDA Ratio of less than 3 to 1.
     The Company has recorded a liability on its balance sheet for the estimated fair value of these retained liabilities equal to $600 based upon an analysis prepared by an independent third party valuation company.
Note 10 Gain on sale of land and building
The Company recorded a gain of approximately $0.9 million on the sale of land and a building relating to a club in Canada, in March 2006 and a $0.9 million gain on the sale of land and a building relating to a club in Ohio, in June 2006.
Note 11 Insurance Proceeds
     Costs incurred as a result of the Audit Committee investigation, costs of cooperating with the various government agencies investigating accounting-related matters, attorneys’ and other professional fees advanced by the Company to various current and former Company officers, directors and employees, as provided in the Company’s by-laws, subject to the undertaking of the recipients to repay the advanced fees should it ultimately be determined by a court of law that they were not entitled to be indemnified, and related class action litigation are reflected in “General and Administrative” expenses in the Consolidated Statements of Operations. The Company received payments of $1,623 during the quarter ended March 31, 2006 and $404 during the quarter ended June 30, 2006 for reimbursement of costs incurred in prior periods pursuant to the Company’s Director and Officer insurance policies. See Note 3.
Note 12 Discontinued Operations
     On January 20, 2006, pursuant to a sale agreement, the Company completed the sale of twenty-five health clubs operated primarily under the “Crunch Fitness” brand, along with certain additional health clubs operating under the “Gorilla Sports” and “Pinnacle Fitness” brands located in San Francisco, California. The transaction resulted from an offering and competitive bidding process run by the Company’s independent investment banking firm. The Company received $45,000 in gross proceeds and recorded a net gain of $38,375. As a result of this transaction, the Company has presented the operating results of Crunch as a discontinued operation for all periods presented. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
     The financial results of Crunch Fitness, included in discontinued operations, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenue	$—	$16,821	$4,687	$34,652

Loss from discontinued operations before income taxes	—	(1,105)	(866)	(1,500)
Income tax provision	—	(19)	(6)	(38)

Loss from discontinued operations	—	(1,124)	(872)	(1,538)
Gain on disposal of discontinued operations	—	—	38,375	—

Net income (loss) from discontinued operations	$—	$(1,124)	$37,503	$(1,538)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Note 13 Subsequent Events
Real Estate Transaction
     On July 28, 2006, a subsidiary of the Company closed the sale of an owned location in Georgia for a sale price of $4,500. The Company estimates the gain on the sale of this club will be approximately $2,350. The club will close for workouts no later than October 31, 2006.
Separation Agreement with Mr. Landeck
     The Company entered into a Separation Agreement with Mr. Carl J. Landeck, the previous Chief Financial Officer, on August 1, 2006. Under the Separation Agreement, the Company agreed to pay Mr. Landeck severance in the amount of approximately $700 on or about October 16, 2006. The Separation Agreement provided that certain equity awards previously granted to Mr. Landeck immediately vested. The 23,000 options that were granted to Mr. Landeck under the Inducement Plan on November 29, 2005 at a strike price of $7.01 will be cancelled. The Separation Agreement extends the exercise period of Mr. Landeck’s vested options until October 10, 2006. At the end of the extended exercise period, any unexercised options will immediately expire. The Company recorded approximately $1,200 for the severance liability for Mr. Landeck in the second quarter of 2006.
Director Compensation
     On August 6, 2006, upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors approved modifications to payment amounts for the Company’s Lead Director, Committee Chairmen, and members of the Company’s Strategic Alternatives Committee, and certain meeting fees, as compensation for the extraordinary commitment of time spent during the past year. As approved, (i) the Lead Director is to receive an additional one-time payment of $35, (ii) the Chairman of the Audit Committee is to receive an additional one-time payment of $35, and (iii) the Chairmen of the Compensation Committee and Nominating and Corporate Governance Committee are to receive additional one-time payments of $25 (though that payment will not be made to the current Compensation Committee Chairman, since he is also the Lead Director). The Board also approved payments to each Co-Chairman of the Strategic Alternatives Committee (“SAC”), which had been approved only through June 2006, in the amount of $17.5 for each of the third and fourth quarters of 2006. Stipends for the other members of the SAC were eliminated and the per meeting fee for the SAC was reduced from $1.5 to 1. Finally, the Board approved a one-time increase in the per meeting fee payable to members of the Audit Committee from $1 to $2 only for meetings held from January 1 — June 30, 2006.
Appointment of Mr. Eidell as Chief Financial Officer
     On August 6, 2006, the Board of Directors named Ronald G. Eidell as Senior Vice President and Chief Financial Officer and principal financial officer of the Company. Mr. Eidell is also a partner of Tatum LLC, a financial and accounting services provider. The Company is currently utilizing the services of several partners and associates of Tatum LLC, to manage and assist in certain projects relating to accelerating the accounting close process and remediation of material weaknesses. The Company has paid Tatum LLC an aggregate of $354 through August 31, 2006.
Employment Agreement and Separation Agreement with Mr. Toback
     On August 6, 2006, upon the recommendation of the Compensation Committee, the Board of Directors (with Mr. Toback recusing himself) approved a modification to the Employment Agreement between the Company and Paul A. Toback, then the Company’s Chairman and Chief Executive Officer. The modification increased by $900 the amount payable to Mr. Toback only in the event he were terminated without “Cause”, as defined in the Employment Agreement, on or prior to February 7, 2008.
     On August 11, 2006, the Company announced the separation of Paul A. Toback as Chairman, President and Chief Executive Officer of the Company, effective August 11, 2006. Pursuant to the terms of his separation agreement, among other things, on August 11, 2006 the Company paid Mr. Toback approximately $3,800 and certain equity awards previously granted to him immediately vested. The Company is also obligated to provide Mr. Toback a tax gross-up if any amounts payable under the separation agreement, or otherwise, are subject to excise tax under Section 4999 of the Internal Revenue Code. In addition, Mr. Toback is entitled to tax gross-up payments for income and employment taxes relating to the vesting of his restricted stock. The terms of Mr. Toback’s Separation agreement were substantially equivalent to those set forth in his employment agreement in the circumstances of termination without cause following a change in Control (as defined). The Company intends to record a charge of approximately $5,400 in the third quarter of 2006 in connection with this agreement.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
Appointment of Acting Chief Executive Officer
     On August 11, 2006, the Company announced it had appointed current director Barry R. Elson as acting Chief Executive Officer, effective immediately. On September 1, 2006, the Company’s Compensation Committee approved payment of a monthly stipend to Mr. Elson, retroactive to August 11, 2006, in the amount of $50 per month through the earlier of December 31, 2006 or appointment of a permanent Chief Executive Officer. The Committee will review the matter again at the end of 2006, if a permanent Chief Executive Officer has not been appointed by such date.
Appointment of Interim Chairman of the Board
     On August 11, 2006, the Company announced it had appointed current director Don R. Kornstein as interim Chairman, effective immediately. On September 1, 2006, the Company’s Compensation Committee approved payment of additional director fees to Mr. Kornstein, retroactive to August 11, 2006, in the amount of $50 per month through the earlier of December 31, 2006 or the election of a permanent Chairman of the Board. The Committee will review the matter again at the end of 2006, if a permanent Chairman of the Board has not been elected by such date.
Strategic Alternatives Committee
     On August 23, 2006, the Board of Directors approved the dissolution of the Strategic Alternatives Committee and assumed its duties with respect to evaluation of strategic alternatives.
Resignation of Director
     On August 24, 2006, James F. McAnally, M.D. notified the Company of his resignation from the Company’s Board of Directors, effective immediately. Dr. McAnally’s resignation was not due to any disagreement with the Company.
Note 14 Condensed Consolidating Financial Statements
     Condensed consolidating financial statements present the accounts of Bally Total Fitness Holding Corporation (“Parent”), and its Guarantor and Non-Guarantor subsidiaries, as defined in the indenture governing the Senior Notes issued in July 2003. The Senior Notes are unconditionally guaranteed, on a joint and several basis, by the Guarantor subsidiaries, including substantially all domestic subsidiaries of the Parent. Non-Guarantor subsidiaries include Canadian operations and real estate finance programs.
     As defined in the indenture governing the Senior Notes, guarantor subsidiaries include:
59th Street Gym LLC; 708 Gym LLC; Ace LLC; Bally Fitness Franchising, Inc.; Bally Franchise RSC, Inc.; Bally Franchising Holdings, Inc.; Bally Total Fitness Corporation; Bally Total Fitness International, Inc.; Bally Total Fitness of Missouri, Inc.; Bally Total Fitness of Toledo, Inc.; Bally’s Fitness and Racquet Clubs, Inc.; BFIT Rehab of West Palm Beach, Inc.; Bally Total Fitness of Connecticut Coast, Inc.; Bally Total Fitness of Connecticut Valley, Inc.; Crunch LA LLC; Crunch World LLC; Flambe LLC; Greater Philly No. 1 Holding Company; Greater Philly No. 2 Holding Company; Health & Tennis Corporation of New York; Holiday Health Clubs of the East Coast, Inc.; Bally Total Fitness of Upstate New York, Inc.; Bally Total Fitness of Colorado, Inc.; Bally Total Fitness of the Southeast, Inc.; Holiday/Southeast Holding Corp.; Bally Total Fitness of California, Inc.; Bally Total Fitness of the Mid-Atlantic, Inc.; Bally Total Fitness of Greater New York, Inc.; Jack La Lanne Holding Corp.; Bally Sports Clubs, Inc.; Mission Impossible, LLC; New Fitness Holding Co., Inc.; Nycon Holding Co., Inc.; Bally Total Fitness of Philadelphia, Inc.; Bally Total Fitness of Rhode Island, Inc.; Bally Total Fitness of the Midwest, Inc.; Bally Total Fitness of Minnesota, Inc.; Soho Ho LLC; BFT/CFI, Inc. (f/k/a Crunch Fitness International, Inc.); Tidelands Holiday Health Clubs, Inc.; U.S. Health, Inc.; and West Village Gym at the Archives LLC.
     The following tables present the condensed consolidating balance sheets at June 30, 2006 and December 31, 2005, the condensed consolidating statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005. The Eliminations column reflects the elimination of investments in subsidiaries and intercompany balances and transactions. Certain amounts in the condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three and six months ended June 30, 2005 have been restated. See Note 2.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash	$—	$12,370	$2,786	$—	$15,156
Other current assets	—	30,512	1,296	—	31,808

Total current assets	—	42,882	4,082	—	46,964

Property and equipment, net	—	287,711	15,373	—	303,084
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	364	—	6,871
Intangible assets, net	—	2,079	468	—	2,547
Investment in and advances to subsidiaries	(725,863)	221,315	—	504,548	—
Other assets	41,007	6,946	3,749	—	51,702

	$(678,349)	$580,667	$24,036	$504,548	$430,902

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$—	$49,072	$174	$—	$49,246
Income taxes payable	—	1,895	56	—	1,951
Accrued liabilities	21,617	69,628	9,676	—	100,921
Current maturities of long-term debt	175,230	2,003	3,121	—	180,354
Deferred revenues	—	273,246	5,909	—	279,155

Total current liabilities	196,847	395,844	18,936	—	611,627

Long-term debt, less current maturities	535,097	2,764	4,925	—	542,786
Net affiliate payable	—	436,004	61,676	(497,680)	—
Other liabilities	—	115,308	5,829	—	121,137
Deferred revenues	—	554,670	10,975	—	565,645
Stockholders’ deficit	(1,410,293)	(923,923)	(78,305)	1,002,228	(1,410,293)

	$(678,349)	$580,667	$24,036	$504,548	$430,902

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2005
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
ASSETS

Current assets:
Cash	$—	$16,238	$1,216	$—	$17,454
Other current assets	—	36,976	1,415	—	38,391
Current assets held for sale	—	342	—	—	342

Total current assets	—	53,556	2,631	—	56,187

Property and equipment, net	—	294,888	19,782	—	314,670
Goodwill, net	—	19,734	—	—	19,734
Trademarks, net	6,507	—	405	—	6,912
Intangible assets, net	—	2,333	546	—	2,879

Investment in and advances to subsidiaries	(724,893)	221,315	—	503,578	—
Other assets	29,265	6,580	3,973	—	39,818
Non-current assets held for sale	—	39,894	—	—	39,894

	$(689,121)	$638,300	$27,337	$503,578	$480,094

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$—	$57,724	$108	$—	$57,832
Income taxes payable	—	1,641	56	—	1,697
Deferred income taxes	—	—	—	—	—
Accrued liabilities	22,407	67,768	6,267	—	96,442
Current maturities of long-term debt	6,594	485	5,939	—	13,018
Deferred revenues	—	293,116	6,325	—	299,441
Current liabilities associated with assets held for sale	—	7,764	—	—	7,764

Total current liabilities	29,001	428,498	18,695	—	476,194

Long-term debt, less current maturities	745,564	5,182	5,558	—	756,304
Net affiliate payable	—	517,799	58,658	(576,457)	—
Other liabilities	—	108,259	8,578	—	116,837
Deferred revenues	—	554,722	11,747	—	566,469
Non-current liabilities associated with assets held for sale	—	27,976	—	—	27,976
Stockholders’ deficit	(1,463,686)	(1,004,136)	(75,899)	1,080,035	(1,463,686)

	$(689,121)	$638,300	$27,337	$503,578	$480,094

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$230,006	$9,543	$—	$239,549
Retail products	—	11,162	298	—	11,460
Miscellaneous	—	3,258	364	—	3,622

	—	244,426	10,205	—	254,631

Operating costs and expenses:
Membership services	—	163,167	7,036	—	170,203
Retail products	—	10,352	315	—	10,667
Advertising	—	16,007	173	—	16,180
General and administrative	1,706	18,966	558	—	21,230
Gain on sale of land and building	—	(872)	—	—	(872)
Depreciation and amortization	—	12,271	962	—	13,233

	1,706	219,891	9,044	—	230,641

Operating income (loss)	(1,706)	24,535	1,161	—	23,990

Equity in net income from subsidiaries	25,898	—	—	(25,898)	—
Interest expense	(25,555)	(348)	(925)	680	(26,148)
Foreign exchange gain (loss)	—	1,763	(3)	—	1,760
Other, net	630	134	82	(680)	166

	973	1,549	(846)	(25,898)	(24,222)

Income (loss) before income taxes	(733)	26,084	315	(25,898)	(232)
Income tax provision	—	(501)	—	—	(501)

Net income (loss)	$(733)	$25,583	$315	$(25,898)	$(733)

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three months ended June 30, 2005
	(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$233,443	$9,926	$—	$243,369
Retail products	—	12,281	359	—	12,640
Miscellaneous	—	3,081	527	—	3,608

	—	248,805	10,812	—	259,617

Operating costs and expenses:
Membership services	—	163,376	7,337	—	170,713
Retail products	—	13,088	336	—	13,424
Advertising	—	14,360	281	—	14,641
General and administrative	1,163	20,101	319	—	21,583
Depreciation and amortization	—	14,345	678	—	15,023

	1,163	225,270	8,951	—	235,384

Operating income (loss)	(1,163)	23,535	1,861	—	24,233

Equity in income from continuing operations of subsidiaries	23,477	—	—	(23,477)	—

Interest expense	(20,049)	(722)	(908)	515	(21,164)
Foreign exchange gain (loss)	—	85	(248)	—	(163)
Other, net	466	49	64	(515)	64

	3,894	(588)	(1,092)	(23,477)	(21,263)

Income from continuing operations before income taxes	2,731	22,947	769	(23,477)	2,970
Income tax provision	—	(239)	—	—	(239)

Income from continuing operations	2,731	22,708	769	(23,477)	2,731
Loss from discontinued operations	(1,124)*	(1,124)	—	1,124	(1,124)

Net income	$1,607	$21,584	$769	$(22,353)	$1,607

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six months ended June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$460,321	$18,883	$—	$479,204
Retail products	—	22,780	617	—	23,397
Miscellaneous	—	6,457	739	—	7,196

	—	489,558	20,239	—	509,797

Operating costs and expenses:
Membership services	—	328,365	14,123	—	342,488
Retail products	—	21,062	616	—	21,678
Advertising	—	34,545	530	—	35,075
General and administrative	2,989	38,508	1,122	—	42,619
Gain on sales of land and buildings	—	(872)	(901)	—	(1,773)
Depreciation and amortization	—	25,897	1,550	—	27,447

	2,989	447,505	17,040	—	467,534

Operating income (loss)	(2,989)	42,053	3,199	—	42,263

Equity in income from continuing operations of subsidiaries	44,109	—	—	(44,109)	—

Interest expense	(47,900)	(693)	(1,901)	1,313	(49,181)
Foreign exchange gain (loss)	—	1,829	(59)	—	1,770
Other, net	1,214	223	160	(1,313)	284

	(2,577)	1,359	(1,800)	(44,109)	(47,127)

Income (loss) from continuing operations before income taxes	(5,566)	43,412	1,399	(44,109)	(4,864)
Income tax provision	—	(702)	—	—	(702)

Income (loss) from continuing operations	(5,566)	42,710	1,399	(44,109)	(5,566)
Gain from discontinued operations	37,503 *	37,503	—	(37,503)	37,503

Net income	$31,937	$80,213	$1,399	$(81,612)	$31,937

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six months ended June 30, 2005
			(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
Net revenues:
Membership services	$—	$459,839	$19,665	$—	$479,504
Retail products	—	25,266	721	—	25,987
Miscellaneous	—	6,934	945	—	7,879

	—	492,039	21,331	—	513,370

Operating costs and expenses:
Membership services	—	324,085	14,589	—	338,674
Retail products	—	25,550	682	—	26,232
Advertising	—	31,110	642	—	31,752
General and administrative	2,041	36,804	608	—	39,453
Depreciation and amortization	—	28,483	1,479	—	29,962

	2,041	446,032	18,000	—	466,073

Operating income (loss)	(2,041)	46,007	3,331	—	47,297

Equity in income from continuing operations of subsidiaries	46,063	—	—	(46,063)	—

Interest expense	(37,150)	(1,304)	(1,772)	985	(39,241)
Foreign exchange gain (loss)	—	168	(124)	—	44
Other, net	888	114	122	(985)	139

	9,801	(1,022)	(1,774)	(46,063)	(39,058)

Income from continuing operations before income taxes	7,760	44,985	1,557	(46,063)	8,239
Income tax provision	—	(479)	—	—	(479)

Income from continuing operations	7,760	44,506	1,557	(46,063)	7,760
Loss from discontinued operations	(1,538)*	(1,538)	—	1,538	(1,538)

Net income	$6,222	$42,968	$1,557	$(44,525)	$6,222

*	Equity in amounts from subsidiaries related to discontinued operations.

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended June 30, 2006
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,937	$80,213	$1,399	$(81,612)	$31,937
Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	9,465	26,036	1,569	—	37,070
Changes in operating assets and liabilities	(660)	(18,127)	(336)	—	(19,123)
Changes in net affiliate balances	—	(80,509)	1,732	78,777	—
Other, net	1,798	(41,410)	59	—	(39,553)

Cash provided by (used in) operating activities	42,540	(33,797)	4,423	(2,835)	10,331

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and construction of property and equipment	—	(18,699)	(190)	—	(18,889)
Proceeds from sale of discontinued operations	—	45,052	—	—	45,052
Proceeds from sale of discontinued operations in escrow	—	438	—	—	438
Proceeds from sale of property	—	3,307	—	—	3,307
Investment in and advances to subsidiaries	(2,835)	—	—	2,835	—

Cash provided by (used in) investing activities	(2,835)	30,098	(190)	2,835	29,908

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under credit agreement	(36,811)	—	—	—	(36,811)
Net repayments of other long-term debt	(5,020)	(169)	(3,016)	—	(8,205)
Debt issuance and refinancing costs	(3,751)	—	—	—	(3,751)
Proceeds from sale of common stock	5,600	—	—	—	5,600
Stock purchase and options plans	277	—	—	—	277

Cash used in financing activities	(39,705)	(169)	(3,016)	—	(42,890)

Increase (decrease) in cash	—	(3,868)	1,217	—	(2,651)
Effect of exchange rate changes on cash balances	—	—	353	—	353
Cash, beginning of period	—	16,238	1,216	—	17,454

Cash, end of period	$—	$12,370	$2,786	$—	$15,156

BALLY TOTAL FITNESS HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements — (continued)
(All dollar amounts in thousands, except share and per share data)
(Unaudited)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six months ended June 30, 2005
	(As restated)
		Guarantor	Non-Guarantor		Consolidated
	Parent	Subsidiaries	Subsidiaries	Eliminations	Total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,222	$42,968	$1,557	$(44,525)	$6,222

Adjustments to reconcile to cash provided —
Depreciation and amortization, including amortization included in interest expense	1,657	32,153	1,479	—	35,289
Changes in operating assets and liabilities	46	(11,024)	574	—	(10,404)
Changes in net affiliate balances	—	(39,622)	(1,160)	40,782	—
Other, net	4,337	109	122	—	4,568

Cash provided by operating activities	12,262	24,584	2,572	(3,743)	35,675

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases and construction of property and equipment	—	(13,898)	(576)	—	(14,474)
Proceeds from sale of land	—	1,455	—	—	1,455
Investment in and advances to subsidiaries	(3,743)	—	—	3,743	—

Cash used in investing activities	(3,743)	(12,443)	(576)	3,743	(13,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments under revolving credit agreement	(875)	—	—	—	(875)
Net repayments of other long-term debt	(5,532)	(2,052)	(2,028)	—	(9,612)
Debt issuance and refinancing costs	(2,274)	—	—	—	(2,274)
Proceeds from stock purchase and options plans	162	—	—	—	162

Cash used in financing activities	(8,519)	(2,052)	(2,028)	—	(12,599)

Increase (decrease) in cash	—	10,089	(32)	—	10,057

Effect of exchange rate changes on cash balances	—	—	225	—	225

Cash, beginning of period	—	18,726	451	—	19,177

Cash, end of period	$—	$28,815	$644	$—	$29,459

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the Company’s Consolidated Financial Statements and related notes and the information under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005.
Executive Summary of Business
     Bally is the largest publicly traded commercial operator of fitness centers in North America in terms of members, revenues and square footage of its facilities. As of June 30, 2006, we operated 383 fitness centers collectively serving approximately 3.6 million members. These 383 fitness centers occupied a total of 12.1 million square feet.
     Our fitness centers are concentrated in major metropolitan areas in 29 states, the District of Columbia and Canada, with 320 fitness centers located in the top 25 metropolitan areas in the United States and Canada. As of June 30, 2006, we operated fitness centers in over 45 major metropolitan areas representing 61% of the United States population and over 16% of the Canadian population. Currently, approximately 50% of new joining members participate in a membership plan allowing multiple club access, varying between market and nationwide access. Members electing multiple center access are required to make larger monthly payments than those who select a single club membership.
     Concentrating our clubs in major metropolitan areas has the additional benefits of (i) providing our members access to multiple locations to facilitate achieving their fitness goals; (ii) strengthening the Bally Total Fitness® brand awareness; (iii) leveraging national advertising; (iv) enabling the Company to develop promotional partnerships with other national or regional companies; and (v) more cost effective regional management and control by leveraging our existing operations in those markets.
     Historically, Bally memberships in most markets required a two or three year commitment from the member with payments comprised of an initiation fee, interest, and monthly dues. Since late 2003, we have expanded these offers to include “month-to-month” membership options that provide greater flexibility to members. Beginning in late 2004 and through December 2005, we implemented the Build Your Own Membership (“BYOM SM ”) program, which simplifies the enrollment process and enables members to choose the membership type, amenities and pricing structure they prefer.
     We have three principal sources of revenue:
1)	Our primary revenue source is membership services revenue derived from the operation of our fitness centers. Membership services revenue includes amounts paid by our members in the form of membership fees and dues payments. It also includes revenue generated from provision of personal training services.

Currently, the majority of our members choose to purchase their membership under our multi-year value plan by paying an enrollment fee and by making monthly payments throughout the obligatory term of their membership. After the obligatory period of membership, our members enter the non-obligatory renewal period of membership and make monthly payments (“renewal payments”) to maintain membership privileges. Under sales methods in effect prior to December 2005, renewal payments were substantially discounted from the obligatory period monthly payment level. Following the nationwide implementation of our new BYOM pricing plan, in most BYOM markets we anticipate that renewal payments will likely carry a smaller discount from the obligatory period monthly payment level. Our members may also choose to purchase a prepaid membership for periods up to three years. Members choosing our month-to-month membership payment option make month-to-month non-obligatory payments after paying an enrollment fee. Ongoing membership dues for members in renewal periods may be paid monthly or annually or may be prepaid for multiple future periods.

Our membership services revenue is generally collected as cash on a basis that does not conform to its basis of revenue recognition, resulting in the deferral of significant amounts received early in the membership period that will be recognized in later periods. This recognition methodology is a consequence of our long history of offering membership programs with higher levels of monthly or total payments during the obligatory period of membership, generally for periods of up to three years, followed by discounted payments in the subsequent renewal phase of membership. Our revenue recognition objective is to recognize an even amount of membership revenue from our members throughout their entire term of membership, regardless of the payment pattern. As a result, we make estimates of membership term length on a composite group basis of all members joining in a period and set up separate amortization pools based on estimated total group membership term length averages. Estimated term lengths used to create the separate amortization term groups for revenue recognition are based on historical average membership terms experienced by our members.

Membership services revenue related to members who maintain their membership for periods beyond the obligatory term of membership is deferred as collected and recognized on a straight-line basis over the estimated term of total membership. Our historical evaluation of members has resulted in a determination that approximately 37% of originated monthly payment revenue from our members is subject to deferral to be recognized over their entire term of membership. As a result, we defer all collections received from members in this group, and recognize as membership service revenue these amounts based on five amortization pools with amortization periods of 39 months to 245 months, representing composite average membership terms of membership of between 37 months and 360 months. Membership services revenues that have been prepaid in their entirety for the obligatory period of membership are recognized in a similar manner, except that the estimate of the group expected to remain a member for only the obligatory period of membership is amortized over the length of the contract, which is generally 36 months, but varies by state. Based on the historical attrition patterns of members who pay their membership in full upon origination, approximately 56% of such membership revenue relates to members who maintain their membership beyond the obligatory three-year period of membership, which is amortized using the same five amortization pools as described for monthly collections.

We evaluate the actual attrition patterns of all of our deferred revenue pools on a quarterly basis and make adjustments from our historical experience to take into account actual attrition by origination month groups. As we determine that our new estimated attrition is different than the initial estimate based on historical patterns, we recognize as a change in accounting estimate a charge or credit to membership services revenue in the period of evaluation to cumulatively adjust past recognition and ending deferred revenue. Under our deferred revenue methodology, an increase in membership attrition rates will result in an increase in revenue in the period of adjustment as it is determined that amounts previously deferred to future periods of membership no longer need to be deferred. Alternatively, a decrease in membership attrition rates can reduce membership services revenue as it is determined that amounts previously considered earned are required to be deferred for recognition in future periods.

Personal training and other services are provided at most of the Company’s fitness centers. Personal training services contracts are either paid-in-full at the point of origination, or are financed and collected generally over three months after an initial payment. Collections related to paid-in-full personal training services contracts are deferred and recognized as personal training services are rendered. Revenue related to personal training services contracts that have been financed is recognized at the later of cash receipt or the rendering of personal training services.

Membership services revenue comprised approximately 94% and 93% of total revenue for the six months ended June 30, 2006 and 2005, respectively. Membership services revenue is recognized at the later of when membership services fees are collected or earned. Membership services fees collected but not yet earned are included as a deferred revenue liability on the balance sheet.

2)	We generate revenue from the sales of products at our in-fitness center retail stores including Bally-branded and third-party nutritional products, juice bar nutritional drinks and fitness-related convenience products such as clothing. Revenue from product sales represented approximately 5% of total revenue for each of the six months ended June 30, 2006 and 2005.

3)	The balance of our revenue (approximately 1% and 2% for the six months ended June 30, 2006 and 2005, respectively), primarily consists of franchising revenue, guest fees and specialty fitness programs. We also generate revenue through granting concessions in our facilities to operators offering wellness-related services such as physical therapy and from sales of Bally-branded products by third-parties. Revenue from sales of in-club advertising and sponsorships is also included in this category, which we refer to as miscellaneous revenue.

     Our operating costs and expenses are comprised of the following:
1)	Membership services expenses consist primarily of salaries, commissions, payroll taxes, benefits, rent, real estate taxes and other occupancy costs, utilities, repairs and maintenance and supplies to operate our fitness centers and provide personal training. Also included are the costs to operate member processing and collection centers, which provide contract processing, member relations, billing and collection services.

2)	Retail products expenses consist primarily of the cost of products sold as well as the payroll and related costs of dedicated retail associates.

3)	Advertising expenses consist of our marketing department, media and production and advertising costs to support fitness center membership growth as well as the growth of our brand.

4)	General and administrative expenses include costs relating to our centralized support functions, such as information technology, accounting, treasury, human resources, procurement, real estate and development and senior management. General and administrative also includes professional services costs such as legal, consulting and auditing as well as expenses related to various accounting investigations.

5)	Depreciation and amortization expenses represent primarily the depreciation on our fitness centers, including amortization of leasehold improvements. Owned buildings and related improvements are depreciated over 5 to 35 years and leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining non-cancelable lease terms. In addition, equipment and furnishings are depreciated over 5 to 10 years.
     We evaluate the results of our fitness centers on a two-tiered segment basis (comparable and non-comparable) depending on how long the fitness centers have been open at the measurement date. We include a fitness center in comparable fitness center revenues beginning on the first day of the 13 th full calendar month of the fitness center’s operation, prior to which time we refer to the fitness center as an a non-comparable fitness center and, therefore, an element of non-comparable revenue.
     We measure performance using key operating statistics such as profitability per club, per area and per region. We also evaluate average revenue per member and fitness center operating expenses, with an emphasis on payroll and occupancy costs as a percentage of sales. We use fitness center cash contribution and cash revenue to evaluate overall performance and profitability on an individual fitness center basis. In addition, we focus on several membership statistics on a fitness center-level and system-wide basis. These metrics include new membership sales, growth of fitness center membership base and growth of system-wide members, fitness center number of workouts per month, fitness center membership sales mix among various membership types and member retention.
     Our primary sources of cash from operations are enrollment fees, paid-in-full and monthly membership fees and dues payments made by our members and sales of products and services, primarily personal training. Because enrollment fees, membership fees and monthly membership dues are recognized over the later of when such payments are collected or earned, cash received from membership fees and monthly membership dues will often be received before such payments are recognized in the consolidated statement of operations.
     Our primary capital expenditures relate to the construction of new fitness centers and upgrading and expanding our existing fitness centers. The construction and equipment costs for a new fitness center approximates $4.0 million, on average, which varies based on the costs of construction labor, as well on the planned service offerings and size and configuration of the facility and on the market.
     Most of our operating costs are relatively fixed, but compensation costs, including sales compensation costs, are variable based on membership origination and personal training sales trends. Because of the large pool of relatively fixed operating costs and the minimal incremental cost of carrying additional members, increased membership origination and better membership retention lead ultimately to increased profitability. Accordingly, we are focusing on member acquisition and member retention as key objectives.
     According to the IHRSA’s Industry Data Survey of the Health and Fitness Club Industry, club membership growth increased 4.8% in 2004. We may be able to benefit from the growth in the industry, although increased competition, including competition from very small fitness centers (less than 3,000 square feet), will require us to reinvest in our facilities to remain competitive, which we may not be able to do if we do not have adequate liquidity. Furthermore, price discounting by competitors, particularly in more competitive markets, may negatively impact our membership growth and/or our average revenue per member. Our principal strategies are to improve member origination and retention by enhancing customer service, promoting and improving our products and services and improving operating efficiencies.

Critical Accounting Policies
     Our consolidated financial statements are prepared in accordance with GAAP and include accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position. We apply those accounting principles and policies in a consistent manner from period to period. Our significant accounting policies are summarized in Note 1 in the Notes to Consolidated Financial Statements that are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions at a specific point in time that affect the reported amounts of certain assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily obtainable from other sources. Actual results could differ from those estimates.
     The accounting policies and estimates that can have a significant impact on the operating results, financial position and footnote disclosures of the Company are described in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
     The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Change from
	June 30,	Net	June 30,	Net	Previous Period
	2006	Revenue	2005	Revenue	Dollars	Percent
	(As restated)
REVENUE
Membership	$207,342	81%	$211,546	82%	$(4,204)	-2%
Personal training	32,207	13%	31,823	12%	384	1%

Membership services revenue	239,549	94%	243,369	94%	(3,820)	-2%
Retail products	11,460	5%	12,640	5%	(1,180)	-9%
Miscellaneous	3,622	1%	3,608	1%	14	0%

Net revenues	254,631	100%	259,617	100%	(4,986)	-2%
OPERATING COSTS AND EXPENSES
Membership services	170,203	67%	170,713	66%	(510)	0%
Retail products	10,667	4%	13,424	5%	(2,757)	-21%
Advertising	16,180	7%	14,641	6%	1,539	11%
Information technology	5,303	2%	5,472	2%	(169)	-3%
Other general and administrative	15,927	6%	16,111	6%	(184)	-1%
Gain on sale of land and building	(872)	—	—	—	(872)	—
Depreciation and amortization	13,233	5%	15,023	6%	(1,790)	-12%

	230,641	91%	235,384	91%	(4,743)	-2%

Operating income	$23,990	9%	$24,233	9%	$(243)	-1%

	Six Months		Six Months
	Ended	% of	Ended	% of	Change from
	June 30,	Net	June 30,	Net	Previous Period
	2006	Revenue	2005	Revenue	Dollars	Percent
			(As restated)
REVENUE
Membership	$416,093	82%	$418,599	81%	$(2,506)	-1%
Personal training	63,111	12%	60,905	12%	2,206	4%

Membership services revenue	479,204	94%	479,504	93%	(300)	0%
Retail products	23,397	5%	25,987	5%	(2,590)	-10%
Miscellaneous	7,196	1%	7,879	2%	(683)	-9%

Net revenues	509,797	100%	513,370	100%	(3,573)	-1%
OPERATING COSTS AND EXPENSES
Membership services	342,488	67%	338,674	66%	3,814	1%
Retail products	21,678	4%	26,232	5%	(4,554)	-17%
Advertising	35,075	7%	31,752	6%	3,323	10%
Information technology	10,398	2%	10,782	2%	(384)	-4%
Other general and administrative	32,221	6%	28,671	6%	3,550	12%
Gain on sales of land and buildings	(1,773)	—	—	—	(1,773)	—
Depreciation and amortization	27,447	6%	29,962	6%	(2,515)	-8%

	467,534	92%	466,073	91%	1,461	0%

Operating income	$42,263	8%	$47,297	9%	$(5,034)	-11%

     Key Operating Data
Membership rollforward and statistics (000’s, except dollars):

	Three months ended June 30,
	2006	2005	change	% change

Members at beginning of period	3,563	3,677	(114)	-3%
Number of new members joining during the period	278	292	(14)	-5%
Number of net member drops during the period	(241)	(298)	57	19%

Members at end of period	3,600	3,671	(71)	-2%

Average number of members during the period (1)	3,581	3,674	(93)	-3%

Average monthly membership revenue recognized per member (2)	$19.30	$19.19	$0.11	1%
Average monthly cash received per member (3)	$17.92	$17.79	$0.13	1%
Fitness centers open at end of period	383	391	(8)	-2%

	Six months ended June 30,
	2006	2005	change	% change

Members at beginning of period	3,531	3,593	(62)	-2%
Number of new members joining during the period	635	657	(22)	-3%
Number of net member drops during the period	(566)	(579)	13	2%

Members at end of period	3,600	3,671	(71)	-2%

Average number of members during the period (1)	3,564	3,654	(90)	-2%

Average monthly membership revenue recognized per member (2)	$19.46	$19.09	$0.37	2%
Average monthly cash received per member (3)	$18.38	$18.38	$0.00	0%
Fitness centers open at end of period	383	391	(8)	-2%

(1) The average number of members for the period is derived by dividing the sum of the total members outstanding at the beginning and end of each quarter in the period by two for the three month period and by four for the six month period.
(2) Average monthly membership revenue recognized per member represents membership revenue recognized for the period divided by the number of months in the period, divided by the average number of members for the period.
(3) Average monthly cash received per member represents cash collections of membership revenue for the period divided by the number of months in the period, divided by the average number of members for the period.
     Summary of revenue recognition method
     The Company’s strategy is to grow the number of members by continued new member acquisition and improved retention. The Company also intends to grow its product and services revenue, as well as personal training.
     The Company’s sources of membership revenue include health club memberships and personal training services. As a general principle, revenue is recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred and services have been rendered, (iii) the price to the buyer is fixed or determinable and (iv) collectability is reasonably assured. The Company relies upon a signed contract between the Company and the customer as the persuasive evidence of a sales arrangement. Delivery of health club services extends throughout the term of membership. Delivery of personal training services occurs when individual personal training sessions have been rendered.
     The Company receives membership fees and monthly dues from its members. Membership fees, which customers often finance, become customer obligations upon contract execution and after a “cooling off” period of three to fifteen calendar days depending on jurisdiction, while monthly dues become customer obligations on a month-to-month basis as services are provided. Membership fees and monthly dues are recognized at the later of when collected or earned.
     Membership fees and monthly dues collected but not earned are included in deferred revenue. The majority of members commit to a membership term of between 12 and 36 months. The majority of these contracts are 36 month contracts. The majority of our existing contracts include a member’s right to renew the membership at a discount compared to the payments made during the initial membership term.
     Additional members may be added to the primary joining members’ contract. These additional members may be added as obligatory members that commit to the same membership term as the primary member, or nonobligatory members that can discontinue their membership at any time.
     Membership revenue is earned on a straight-line basis over the longer of the contractual term or the estimated membership term. Membership life is estimated at time of contract execution based on historical trends of actual attrition, and these estimates are updated quarterly to reflect actual membership retention. The Company’s estimates of membership life were up to 360 months during 2005 and 2006. As of June 30, 2006, the weighted average membership life for members that commit to a membership term of between 12 and 36 months is 39 months. Members with these terms that finance their initial membership fee have a weighted average membership life of 37 months, while those members that pay their membership fee in full at point of sale have a weighted average membership life of 56 months. Because of the discount in monthly payments made during the renewal term when compared to payments made in the initial contractual term, the estimate of membership term impacts the amount of revenue deferred in the obligatory period.
     Cash collected for membership revenue is deferred and recognized on a straight-line basis over periods based on expected member attrition and cash collection patterns using historical trends, with the vast majority of membership revenue being recognized over six years or less. As a result, membership revenue recognized in the current period is largely attributable to the amortization of previously deferred cash receipts from prior periods. Decreasing attrition will result in more cash collected, but will also result in an increase in the amortization period. Increasing attrition, on the other hand, would decrease cash collected but accelerate the recognition of deferred revenue. We monitor actual retention and cash collection patterns and record any adjustments necessary to reflect the impact of changes in such patterns on a quarterly basis. Revenue recognized during a period reflects cash collected during prior periods and, to a lesser extent, cash collected in the current period. As a result, management considers both the cash collected for membership services as well as the revenue recognized in evaluating the Company’s results of operations.
     Members in the non-obligatory renewal period of membership can cancel their membership prior to their monthly or annual due date. Membership revenue from members in renewal includes monthly dues paid to maintain their membership, as well as amounts paid during the obligatory period that have been deferred as described above, to be recognized over the estimated term of membership, including renewal periods.
     Month-to-month members may cancel their membership prior to their monthly due date. Membership revenue for these members is earned on a straight-line basis over the estimated member life. Member life is currently estimated at between 4 and 42 months, with an average of 15 months, for month-to-month members. Management believes that month-to-month memberships have become more appealing to those consumers who are willing to pay more, and do not want to be locked into a long-term obligation.

     Personal training services are generally provided shortly after payment is received by the Company, which results in a relatively low and constant deferred revenue liability balance. As a result, personal training revenues recognized are relatively consistent with the level of cash received.
     Comparison of the Three Months Ended June 30, 2006 and 2005
     Our operations are subject to seasonal factors and, therefore, the results of operations for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
     Total revenue for the three months ended June 30, 2006 was $254.6 million compared to $259.6 million in 2005, a decrease of $5.0 million (2%). The decrease in total revenue resulted from the following:
•	Membership revenue recognized decreased to $207.3 million from $211.6 million in 2005, a decrease of $4.3 million (2%) from the prior year period. In the current year, a 3% decrease in average number of members to 3.581 million members was partially offset by an increase in the average monthly membership revenue per member to $19.30 from $19.19.

•	Cash collections of membership revenue during the three months ended June 30, 2006 were $192.5 million, a decrease of $3.6 million (2%) from 2005. This decrease is the result of a 3% decrease in average number of members to 3.581 million members, offset by an increase in the average monthly cash received per member to $17.92 from $17.79. Cash collections of membership revenue include payments from members who prepay the remaining portion of amounts outstanding under value plan memberships (“accelerations”), voluntarily or in response to an offer to prepay at a discount similar to that offered at point of sale. We received $5.9 million and $3.8 million of proceeds from accelerations during the three months ended June 30, 2006 and 2005, respectively. We also allow certain members to reactivate their expired membership at a discount in order to incent these members to restart their workout routine (“reactivations”). We received $6.3 million and $5.3 million of proceeds from reactivations during the three months ended June 30, 2006 and 2005, respectively. The average monthly cash received per member includes $1.14 and $.83 of accelerations and reactivations for the three months ended June 30, 2006 and 2005, respectively. Increases in renewal dues have had a positive impact on average monthly cash received per member. The mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in family add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under family add-on programs. In the three months ended June 30, 2006, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. In the year earlier period, new member signups were approximately 76% value plan, 11% paid-in-full and 13% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of the Company’s historical attrition patterns whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate impact on cash collections of membership revenue in 2006 as compared to 2005 and will continue to have a negative impact for the remainder of 2006 and beyond.

•	Personal training revenue increased to $32.2 million from $31.8 million in 2005, an increase of $0.4 million (1%), primarily reflecting the Company’s emphasis on growth in personal training services and expansion of new programs such as small group training.

•	Retail products revenue decreased to $11.5 million from $12.6 million in 2005, a decrease of $1.1 million (9%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation and a 3% decrease in average number of members to 3.581 million members reducing workout traffic in the clubs.

•	Miscellaneous revenue of $3.6 million was unchanged from the prior year.
     Operating costs and expenses for the three months ended June 30, 2006 were $230.6 million compared to $235.4 million during 2005, a decrease of $4.8 million (2%). This decrease resulted from the following:
•	Membership services expenses for the three months ended June 30, 2006 decreased $0.5 million from 2005, reflecting a reduction in personnel costs as a result of the Company’s cost reduction initiatives offset by increases in occupancy (primarily rent and utilities) and insurance costs.

•	Retail products expenses, which included labor costs, for the three months ended June 30, 2006 decreased $2.7 million (21%) from 2005, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of the Company’s front desk retail model integration.

•	Advertising expenses for the three months ended June 30, 2006 increased $1.5 million (11%) from 2005, primarily from planned increases in media spending and television commercial production costs.

•	Information technology expenses for the three months ended June 30, 2006 decreased $0.2 million (3%) from 2005 primarily as a result of reduced use of outside consultants and lower telecommunication costs partially offset by increased internal salaries.

•	Other general and administrative expenses for the three months ended June 30, 2006 decreased $0.2 million (1%) from 2005. Increases in insurance, Director’s fees and audit costs were offset by a reversal of approximately $900 of the $4,600 write-down of equipment at various clubs recorded in the fourth quarter of 2005.

•	The Company recorded a gain of approximately $0.9 million on the sale of the land and a building relating to a club in Ohio, recorded as a gain on sale of land and building.

•	Depreciation and amortization expense for the three months ended June 30, 2006 decreased $1.8 million from 2005, reflecting fewer depreciable assets resulting from fixed asset impairment charges in 2005, along with a reduction in capital expenditures in prior periods.
     Operating income for the three months ended June 30, 2006 decreased $0.2 million (1%) to $24.0 million as compared to the prior year. The decrease is primarily due to a decrease in membership revenue and an increase in advertising expenses, partially offset by decreases in membership services and retail products expenses.
Comparison of the Six Months Ended June 30, 2006 and 2005
     Our operations are subject to seasonal factors and, therefore, the results of operations for the six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. All previously reported amounts from the statement of operations and balance sheet have been reclassified in accordance with the reporting requirements of SFAS No. 144.
     Total revenue for the six months ended June 30, 2006 was $509.8 million compared to $513.4 million in 2005, a decrease of $3.6 million (1%). The decrease in total revenue resulted from the following:
•	Membership revenue recognized decreased to $416.1 million from $418.6 million in 2005, a decrease of $2.5 million (1%) from the prior year period. In the current year, a 2% decrease in average number of members to 3.564 million members was partially offset by an increase in the average monthly membership revenue per member to $19.46 from $19.09.

•	Cash collections of membership revenue during the six months ended June 30, 2006 were $393.1 million, a decrease of $9.9 million (2%) from 2005. This decrease is the result of a 2% decrease in average number of members to 3.564 million members. The average monthly cash received per member was $18.38 for both periods. We received $9.7 million and $8.3 million of proceeds from accelerations during the six months ended June 30, 2006 and 2005, respectively. We also received $12.2 million and $11.9 million of proceeds from reactivations during the six months ended June 30, 2006 and 2005, respectively. The average monthly cash received per member includes $1.03 and $.92 of proceeds from accelerations and reactivations for the six months ended June 30, 2006 and 2005, respectively. Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in family add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under family add-on programs. In the six months ended June 30, 2006, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. In the year earlier period, new member signups were approximately 77% value plan, 11% paid-in-full and 12% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of the Company’s historical attrition patterns whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate impact on cash collections of membership revenue in 2006 as compared to 2005 and will continue to have a negative impact for the remainder of 2006 and beyond.

•	Personal training revenue increased to $63.1 million from $60.9 million in 2005, an increase of $2.2 million (4%), primarily reflecting the Company’s emphasis on growth in personal training services and expansion of new programs such as small group training.

•	Retail products revenue decreased to $23.4 million from $26.0 million in 2005, a decrease of $2.6 million (10%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation and a 2% decrease in average number of members to 3.564 million members reducing workout traffic in the clubs.

•	Miscellaneous revenue decreased to $7.2 million from $7.9 million in 2005, primarily due to lower revenue from income producing strategic partnerships and franchising fees.

     Operating costs and expenses for the six months ended June 30, 2006 were $467.5 million compared to $466.1 million during 2005, an increase of $1.4 million. This increase resulted from the following:
•	Membership services expenses for the six months ended June 30, 2006 increased $3.8 million (1%) from 2005, reflecting increases in occupancy (primarily utilities) and insurance costs offset by a reduction in personnel costs as a result of the Company’s cost reduction initiatives.

•	Retail products expenses, which included labor costs, for the six months ended June 30, 2006 decreased $4.6 million (17%) from 2005, primarily as a result of a decrease in cost of goods sold from lower sales and reduced labor costs as a result of the Company’s front desk retail model integration.

•	Advertising expenses for the six months ended June 30, 2006 increased $3.3 million (10%) from 2005, primarily from planned increases in media spending and television commercial production costs.

•	Information technology expenses for the six months ended June 30, 2006 decreased $0.4 million (4%) from 2005 primarily as a result of reduced use of outside consultants and lower telecommunication costs partially offset by increased internal salaries.

•	Other general and administrative expenses for the six months ended June 30, 2006 increased $3.6 million (12%) from 2005, primarily as a result of costs incurred in connection with the proxy solicitation, restructuring and ongoing investigations and litigation related to the restatement of the Company’s financial statements and an increase in insurance, Directors’ fees and audit costs.

•	Gain on sales of land and buildings includes a gain on the March 2006 sale of the land and a building relating to a club in Canada ($0.9 million) and a gain on the June 2006 sale of a club in Ohio ($0.9 million).

•	Depreciation and amortization expense for the six months ended June 30, 2006 decreased $2.5 million from 2005, reflecting fewer depreciable assets resulting from fixed asset impairment charges in 2005, along with a reduction in capital expenditures in prior periods.
     Operating income for the six months ended June 30, 2006 decreased $5.0 million to $42.3 million as compared to the prior year. The decrease is primarily due to a decrease in membership revenue and an increase in advertising and other general and administrative expenses, partially offset by a decrease in retail products contribution.
     Overall, approximately 70% of our expenses (primarily rent, utilities, maintenance and other occupancy related costs) are fixed in nature and do not vary with member or revenue levels. The balance of our expenses are variable and we have the ability to vary both the amount and timing of such expenses.

Financial Condition
     Our consolidated assets of $430.9 million as of June 30, 2006 reflect a decrease of $49.2 million from December 31, 2005. This decrease was primarily due to:
•	a decrease in assets held for sale of $40.2 million resulting from the sale of Crunch Fitness (however, $31.8 million of the proceeds of the sale of such assets was used to make a mandatory repayment under the term loan of the Credit Agreement);

•	a $11.6 million net decrease in property and equipment (capital expenditures less disposals and depreciation). Capital expenditures of $18.9 million included a scheduled replacement of exercise equipment. The Company will continue a controlled capital spending program reflective of its limited capital resources;

•	a $4.2 million decrease in other current assets primarily from a reduction in inventory and a return of cash held by our credit card processor; and

•	a decrease in prepaid expenses of $2.5 million primarily from a decrease in prepaid advertising; offset by

•	an increase in deferred financing costs of $11.7 million primarily resulting from the fees paid to bondholders and lenders to obtain waivers of financial reporting requirements.
Liquidity and Capital Resources
     The following table summarizes the Company’s liquidity (in millions):

	July 31, 2006	December 31, 2005	Change
Cash and equivalents	$12.3	$17.5	$(5.2)
Unutilized revolving credit facility	43.9	51.4	(7.5)

Total liquidity	$56.2	$68.9	$(12.7)

     The Company’s liquidity has declined by $12.7 million during the first seven months of 2006. During August, utilization on the revolving credit facility increased by $6.5 million to $62.6 million on August 31, 2006. Decreased cash collections of membership revenue, coupled with costs incurred in connection with ongoing investigations and litigation related to the restatement of the Company’s financial statements, an increase in Director’s fees and audit costs, cash fees paid related to the lender and noteholder consent solicitations, capital expenditures and the July interest payment, more than offset the $10 million of Crunch Fitness sale proceeds that were not required to prepay the term loan pursuant to the Credit Agreement and $5.6 million of proceeds from the sale of stock. In addition, making the interest payments due on the Senior Subordinated Notes and Senior Notes in October 2006 and January 2007, respectively, will further reduce liquidity.
     The Company requires operating cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. We currently anticipate our cash flow, and availability under our $100 million revolving credit facility pursuant to our Credit Agreement, will be sufficient to meet our expected needs for working capital and other cash requirements through the first quarter of 2007. However, as discussed below, we do not believe that we will have sufficient liquidity in the event we are unable to refinance the Senior Subordinated Notes and as a result our Credit Agreement terminates on April 15, 2007. Additionally, our cash flows and liquidity may be negatively impacted by various items, including declines in membership revenues, changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or noteholders if required and unexpected capital requirements could negatively impact cash flows and liquidity. In the next few months, we have substantial interest payments due on our Senior Subordinated Notes on October 16, 2006 and our Senior Notes on January 16, 2007, and expect that we will be required to provide additional letters of credit or cash deposits to support certain insurance programs, which will reduce available liquidity under our revolving credit facility. Furthermore, our Credit Agreement limits capital expenditures to maintenance related and contractually obligated expenditures during periods availability drops below $30 million. Accordingly, we cannot assure you we will have sufficient liquidity to meet all known and unforeseen requirements.
     On April 15, 2007, our Credit Agreement will terminate in the event that the Senior Subordinated Notes due in October 2007 have not been refinanced. If this occurs, we will not have access to our revolving credit facility and amounts outstanding under the Credit Agreement will become due. Because of this refinancing requirement as it relates to the Credit Agreement the entire amount outstanding under the Credit Agreement ($171.4 million) is considered due and owing within the next 12 months and, therefore, has been included in Current maturities of long-term debt on our Condensed Consolidated Balance Sheet at June 30, 2006. If we are unable to refinance the Senior Subordinated Notes prior to April 15, 2007, absent an agreement by the lenders to extend the maturity of the Credit Agreement or our refinancing the Credit Agreement, we will not have sufficient liquidity to operate our business and will be unable to satisfy the Credit Agreement obligations when due. If such events were to occur, the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under those instruments, and we would be unable to satisfy those obligations. The Company’s process to evaluate strategic alternatives, which had focused on a sale or merger of the Company, will now focus on refinancing alternatives. In order to effect a refinancing of the Credit Agreement and the Senior Subordinated Notes, we will need to raise additional funds through public or private equity or debt financings. There is no assurance that funds will be available to us on favorable terms or at all.
     In the event we fail to maintain adequate liquidity, as a result of increased expenses or decreased revenues or as a result of a default under our Credit Agreement (whether directly or as a result of a cross-default to other indebtedness) and are unable to draw on our revolving credit facility, we would be unable to meet our obligations and continue operating our business.
     Interest Expense
     Interest expense for the six months ended June 30, 2006 increased $9.9 million to $49.2 million as compared to the prior year, primarily due to increased amortization of deferred financing costs as a result of consent fees paid to obtain waivers from noteholders and lenders of financial reporting requirements. Amortization of deferred financing costs was approximately $9.5 million in the six months ended June 30, 2006, a $6.8 million increase over 2005. The balance of the increase is due to increases in general interest rate levels, partially offset by lower outstanding debt. For the quarter ending June 30, 2006, interest expense increased by $5.0 million to $26.1 million as compared to the prior year, of which $4.7 million is due to the increase in amortization of deferred financing costs.
     Of our total debt outstanding of $723.1 million at June 30, 2006, approximately 51% bears interest at floating rates. This includes the effect of interest rate swap agreements, which effectively convert $200 million of Senior Subordinated Notes into variable rate obligations. Our interest expense increased as a result of the rising interest rate environment and will continue to increase if interest rates continue to rise. Correspondingly, should rates decrease, we would benefit from the lower rates. Our interest expense will be favorably impacted by the $31.8 million reduction in our term loan from the application of the proceeds from the sale of Crunch Fitness. In March and April 2006, we paid fees to lenders and bondholders that further increased amortization of deferred financing costs and interest expense.
Cash Flows
     The following table summarizes the Company’s cash flows for the six months ended June 30, 2006 and 2005 (in thousands):

	Six months ended June 30,		Change from
	2006	2005	Previous Period
		(As restated)
Cash provided by operating activities	$10,331	$35,675	$(25,344)
Cash provided by (used in) investing activities	29,908	(13,019)	42,927
Cash used in financing activities	(42,890)	(12,599)	(30,291)

Increase (decrease) in cash	$(2,651)	$10,057	$(12,708)

     Operating Activities
     Net cash provided by operating activities of $10.3 million in the first six months of 2006 represented a decrease of $25.3 million from $35.7 million in the 2005 period. Cash received from memberships decreased $9.9 million in the current year period compared to the prior year period. Increases in operating costs, principally occupancy and insurance, and higher audit and professional fees, including costs associated with the proxy solicitation in January 2006, also negatively impacted net cash provided by operating activities in the current year period. In addition, the Company continues to incur costs associated with ongoing litigation and investigations (net of insurance proceeds). Cash interest paid increased $4.1 million in the six months ended June 30, 2006 compared to the prior year period.
     Investing Activities and Capital Expenditures
     Net cash provided by investing activities totaled $ 29.9 million in the first six months of 2006 compared to $13.0 million used in 2005, as a result of gross proceeds of $45 million from the sale of Crunch Fitness offset by capital expenditures of $18.9 million which included a scheduled replacement of exercise equipment. We opened a club in Texas in April 2006 and a club in California in September 2006. One club currently in development is planned to open later in 2006 to replace an existing club, five are planned to open in 2007 (three replace existing clubs) and two during 2008 (both replace existing clubs). The Company expects to continue controlled capital spending and is currently planning $35 million of capital spending in 2006. These expenditures maintain our clubs at levels needed to attract and retain members.

     Financing Activities
     Net cash used in financing activities totaled $42.9 million in the first six months of 2006 compared to $12.6 million in 2005. Net repayments under the Credit Agreement in 2006 were $35.9 million higher than in 2005 reflecting the application of the proceeds from the sale of Crunch Fitness, of which $31.8 million was used to repay the term loan. Debt issuance and refinancing costs increased by $1.5 million compared to prior year attributable to the fees paid for the Third Amendment and Waiver and Fourth Amendment to the Credit Agreement. Proceeds of $5.6 million from the sales of Common Stock were received in the first six months of 2006 and were used to fund: (i) the cash portion of the consent fees paid to holders to the Senior Subordinated Notes and Senior Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
Dividend and Other Commitments
     We have remaining authorization to repurchase up to 820,400 shares of our common stock on the open market from time to time. The terms of our Credit Agreement generally do not allow us to repurchase common stock or pay dividends without lender approval. We do not expect to repurchase any of our common stock in the foreseeable future. We have not paid any cash dividends on our common stock and do not anticipate any in the future.
Debt
     Credit Agreement
     On October 14, 2004, we entered into a Credit Agreement with a group of financial institutions led by JPMorgan Chase Bank that provides for a five-year $175 million term loan in addition to the existing $100 million revolving credit facility that expires in June 2008. The Credit Agreement is secured by substantially all the Company’s real and personal property, including member obligations under installment contracts. The Credit Agreement contains restrictive covenants that include certain interest coverage and leverage ratios, and restrictions on use of funds; additional indebtedness; incurring liens; certain types of payments (including, without limitation, capital stock dividends and redemptions, payments on existing indebtedness and intercompany indebtedness); incurring or guaranteeing debt; capital expenditures; investments; mergers, consolidations, sales and acquisitions; transactions with subsidiaries; conduct of business; sale and leaseback transactions; incurrence of judgments; changing fiscal year; and financial reporting, all subject to certain exceptions. The Credit Agreement will terminate on April 15, 2007 in the event that the Senior Subordinated Notes have not been refinanced on or before that date. Because of this refinancing requirement as it relates to the Credit Agreement the entire amount outstanding of $171.4 million is included in Current maturities of long-term debt on our Condensed Consolidated Balance Sheet at June 30, 2006. At June 30, 2006, there was $30.0 million borrowed and $14.1 million in letters of credit issued under the revolving credit facility, and $141.4 outstanding on the term loan. At August 31, 2006, there was $48.5 million borrowed and $14.1 million in letters of credit issued under the revolving credit facility and the outstanding balance on the term loan was $135.9 million, reflecting repayments of $5.5 million from asset sale proceeds.
     We are subject to certain financial covenants in the Credit Agreement, including an interest coverage test. If we are unable to satisfy those covenants, absent a waiver by the lenders, we will be unable to access the revolving credit facility and therefore will be unable to satisfy our obligations and operate our business. In addition, as a result of not satisfying a financial covenant, an event of default could occur under the Credit Agreement and cross-defaults could occur under the indentures governing the Senior Notes and the Senior Subordinated Notes. If such events were to occur, we would not be able to draw on our revolving credit facility and the lenders and holders could accelerate the obligations under these instruments and we would be unable to satisfy those obligations. While we currently believe that we will be in compliance with the financial covenants in the Credit Agreement at the end of the third and fourth quarters of 2006, and have taken and will take certain revenue enhancement and cost savings actions in that regard, there can be no assurance as to financial covenant compliance.
     Consent Solicitations
     We are subject to certain financial reporting covenants under the indentures governing the Senior Notes and the Senior Subordinated Notes. On April 10, 2006, we completed the consent solicitations to amend the indentures governing the Senior Notes and the Senior Subordinated Notes to waive any default through September 11, 2006 arising under the financial reporting covenants from a failure to timely file financial statements with the SEC for the year ended December 31, 2005 and the quarter ended March 31, 2006 through July 10, 2006, and for the quarter ended June 30, 2006.
     In connection with the consent solicitations on March 30, 2006, we entered into the Third Amendment and Waiver with the lenders under our Credit Agreement that among other things extended the time for delivering the audited financial statements for the year ended December 31, 2005 and the unaudited financial statements for the quarter ended March 31, 2006 until July 10, 2006, extended the time for delivering the unaudited financial statements for the quarter ending June 30, 2006 until September 11, 2006, permitted payment of the consent fees to the holders of the Senior Notes and the Senior Subordinated Notes and excluded fees and expenses incurred in connection with the consent solicitation from the computation of financial covenants.
     In connection with these consents, we issued 1,956,195 shares of unregistered common stock valued at $17.4 million and paid $0.8 million in fees to the holders of the Senior Notes and the Senior Subordinated Notes, paid the lenders under the Credit Agreement $2.5 million in fees, and recorded $20.7 million in deferred finance charges. Additionally, on April 11, 2006, we entered into stock purchase agreements (the “Stock Purchase Agreements”) to sell 400,000 shares of unregistered common stock to each of Wattles Capital Management, LLC and investment funds affiliated with Ramius Capital Group, L.L.C. Proceeds of $5.6 million from the sales of Common Stock were used to fund: (i) the cash portion of the consent fees paid to holders to the Senior Notes and Senior Subordinated Notes and related expenses; (ii) fees and expenses relating to the Credit Agreement amendment and waiver; and (iii) additional working capital.
     On June 23, 2006, we entered into the Fourth Amendment to the Credit Agreement which extends the 10 day period to 28 days after which a cross-default will occur upon receipt of any financial reporting covenant default notice for the third quarter of 2006 under the indentures governing the Senior Notes or Senior Subordinated Notes. We paid the lenders under the Credit Agreement fees of $0.5 million in connection with the Fourth Amendment. We are in the process of implementing new accounting processes and technologies designed to shorten the time required to prepare and file our financial statements, and currently anticipate filing our Quarterly Report on Form 10-Q for the third quarter of 2006 on a timely basis. However, if we are is unable to file our financial reports on a timely basis and cannot obtain additional consents from our bondholders and lenders and such a cross-default or indenture event of default occurs, the lenders under the Credit Agreement and the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under these instruments and we would be unable to satisfy those obligations and continue operating our business.
     Other Secured Debt
     The Company’s unrestricted Canadian subsidiary was not in compliance with the terms of its credit agreement at June 30, 2006. As a result, the outstanding amount of $0.9 million has all been classified as current.
Off-Balance Sheet Arrangements
     The Company does not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect on the Company’s financial condition or results of operations. Pursuant to the sale of Crunch Fitness, the Company remained liable on certain leases and/or lease guarantees. See Note 9 of Notes to Condensed Consolidated Financial Statements, Guarantees.
Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. Bally is currently assessing the impact of the Interpretation on its financial statements.
     In July 2006, the FASB issued Staff Position (“FSP”) on FAS 13, FSP FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction.” FSP FAS 13-2 addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease and amends FAS 13, “Accounting for Leases.” FSP FAS 13-2 is effective for fiscal years beginning after December 15, 2006 with earlier application permitted. Bally is evaluating the impact, if any, of FSP FAS 13-2 on its financial statements.

Item 3. Interest Rate Risk and Market Risk
     The Company is exposed to market risk from changes in the interest rates on certain of its outstanding debt. The outstanding revolving credit and term loan balance under its Credit Agreement bears interest at variable rates based upon prevailing short-term interest rates in the United States and Europe. Based on the average outstanding balance of these variable rate obligations for the six months ended June 30, 2006, a 100 basis point change in rates would have changed interest expense by approximately $0.9 million for the six month period.
     The Company has entered into interest rate swap agreements whereby the fixed interest commitment on $200 million of outstanding principal on the Company’s Senior Subordinated Notes was swapped for a variable rate commitment based on the LIBOR rate plus 6.01% (11.60% at June 30, 2006). A 100 basis point change in the interest rate on the portion of the debt subject to the swap would have changed interest expense by approximately $1.0 million for the six month period.
Foreign Exchange Risk
     The Company has operations in Canada, which are denominated in local currency. Accordingly, the Company is exposed to the risk of future currency exchange rate fluctuations, which are accounted for as an adjustment to stockholders’ equity until realized. Therefore, changes from reporting period to reporting period in the exchange rates between the Canadian currency and the U.S. dollar have had and will continue to have an impact on the accumulated other comprehensive loss component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. In addition, exchange rate fluctuation will have an impact on the U.S. dollar value realized from the settlement of intercompany transactions.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     This Evaluation of Disclosure Controls and Procedures should be read in conjunction with Item 9A Controls and Procedures included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which is filed as an exhibit hereto and incorporated by reference herein.
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer (“PEO”) and principal financial officer (“PFO”), as appropriate, to allow timely decisions regarding required financial disclosure.
     Our management, under the supervision and with the participation of our PEO and PFO, has completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the quarter ended June 30, 2006. Based on our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, which included consideration of certain material weaknesses disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and our inability to file this Quarterly Report on Form 10-Q within the statutory time period, our management, including our PEO and PFO, determined the Company’s disclosure controls and procedures were not effective as of June 30, 2006 or the filing date of this Form 10-Q; management has not identified other material weaknesses and there has not been significant progress in remediating the existing material weaknesses identified in Item 9A since June 27, 2006, the filing date for such Form 10-K. In light of the material weaknesses, in 2005 and 2006 we implemented additional analyses and procedures to ensure that the financial statements we issue are prepared in accordance with GAAP and are fairly presented in all material respects. The Company has performed the additional analyses and procedures with respect to this Quarterly Report on Form 10-Q. Accordingly, we believe that the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls over Financial Reporting (ICFR)
     No changes in the period ended June 30, 2006; see Item 9A-Controls and Procedures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of controls and procedures for the Company.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Litigation
Putative Securities Class Actions
     Between May and July 2004, ten putative securities class actions, now consolidated and designated In re Bally Total Fitness Securities Litigation were filed in the United States District Court for the Northern District of Illinois against the Company and certain of its former and current officers and directors. Each of these substantially similar lawsuits alleged that the defendants violated Sections 10(b) and/or 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as the associated Rule 10b-5, in connection with the Company’s restatement.
     On March 15, 2005, the Court appointed a lead plaintiff and on May 23, 2005 the Court appointed lead plaintiff’s counsel. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. On December 30, 2005, plaintiffs filed an amended consolidated complaint, asserting claims on behalf of a putative class of persons who purchased Bally stock between August 3, 1999 and April 28, 2004, and adding the Company’s former outside audit firm, Ernst & Young LLP as an additional defendant. On July 12, 2006, the Court granted defendants’ motions to dismiss the amended consolidated complaint and dismissed the complaint in its entirety, without prejudice to plaintiffs filing an amended complaint on or before August 14, 2006. An amended complaint was filed on August 14, 2006, which defendants intend to move to dismiss on or prior to September 28, 2006. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuits in Illinois State Court
     On June 8, 2004, two stockholder derivative lawsuits were filed in the Circuit Court of Cook County, Illinois, by two Bally stockholders, David Schacter and James Berra, purportedly on behalf of the Company against Paul Toback, James McAnally, John Rogers, Jr., Lee Hillman, John Dwyer, J. Kenneth Looloian, Stephen Swid, George Aronoff, Martin Franklin and Liza Walsh, who are current or former officers and/or directors. These lawsuits allege claims for breaches of fiduciary duty against those individuals in connection with the Company’s restatement regarding the timing of recognition of prepaid dues. The two actions were consolidated on January 12, 2005. By stipulation of the parties, the consolidated lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. The Company filed a motion to dismiss on May 20, 2006, directed solely to the issue of whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of these actions.
Stockholder Derivative Lawsuit in Illinois Federal Court
     On April 5, 2005, a stockholder derivative lawsuit was filed in the United States District Court for the Northern District of Illinois, purportedly on behalf of the Company against certain current and former officers and directors of the Company by another of the Company’s stockholders, Albert Said. This lawsuit asserts claims for breaches of fiduciary duty in failing to supervise properly its financial and corporate affairs and accounting practices. Plaintiff also requests restitution and disgorgement of bonuses and trading proceeds under Delaware law and the Sarbanes-Oxley Act of 2002. By stipulation of the parties, the lawsuit was stayed pending restatement of the Company’s financial statements in November 2005. An amended consolidated complaint was filed on February 27, 2006. Bally filed a motion to dismiss on May 30, 2006, directed solely to the issues of whether the court has subject matter jurisdiction and whether plaintiffs have adequately alleged demand futility as required by applicable Delaware law in order to establish standing to sue derivatively. That motion is currently pending. It is not yet possible to determine the ultimate outcome of this action.
Individual Securities Action in Illinois
     On March 15, 2006, a lawsuit captioned Levine v. Bally Total Fitness Holding Corporation, et al., Case No. 06 C 1437 was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its former and current officers and directors, and its former outside audit firm, Ernst & Young, LLP. Plaintiffs complaint alleges violations of Sections 10(b), 18 and 20(a) of the Exchange Act, SEC Rule 10b-5, and the Illinois Consumer Fraud and Deceptive Practices Act, as well common law fraud in connection with the Company’s restatement. The Court found this action related to the consolidated securities class action discussed above, and transferred it to the judge before whom the class action cases were pending. After defendants filed motions to dismiss the complaint and after the Court granted motions to dismiss the class action cases, plaintiff moved for leave to amend its complaint. On July 19, 2006, the Court denied plaintiff’s motion and ordered completion of briefings on defendant’s motions to dismiss on statute of limitations issues, which remain pending. It is not yet possible to determine the ultimate outcome of this action.

Lawsuit in Oregon
     On September 17, 2004, a lawsuit captioned Jack Garrison and Deane Garrison v. Bally Total Fitness Holding Corporation, Lee S. Hillman and John W. Dwyer, CV 04 1331, was filed in the United States District Court for the District of Oregon. The plaintiffs alleged that the defendants violated certain provisions of the Oregon Securities Act, breached the contract of sale, and committed common-law fraud in connection with the acquisition of the plaintiffs’ business in exchange for shares of Bally stock.
     On April 7, 2005, all defendants joined in a motion to dismiss two of the four counts of plaintiffs’ complaint, including plaintiffs’ claims of breach of contract and fraud. On November 28, 2005, the District Court granted the motion to dismiss plaintiffs’ claims for breach of contract and fraud against all parties. Motions for summary judgment were filed on April 21, 2006. On July 27, 2006, the presiding Magistrate Judge issued proposed Findings and Conclusions recommending that summary judgment be entered in favor of all defendants on all remaining claims. The parties have agreed to allow plaintiffs until September 18, 2006 to file objections to these proposed Findings and Conclusions and request review by a United States District Judge while pursuing settlement discussions. It is not yet possible to determine the ultimate outcome of this action.
Lawsuit in Massachusetts
     On March 11, 2005, plaintiffs filed a complaint in the matter of Fit Tech Inc., et al. v. Bally Total Fitness Holding Corporation, et al., Case No. 05-CV-10471 MEL, pending in the United States District Court for the District of Massachusetts. This action is related to an earlier action brought in 2003, Case No. 03-CV-10295 MEL, by the same plaintiffs in the same court alleging breach of contract and violation of certain earn-out provisions of an agreement whereby the Company acquired certain fitness centers from plaintiffs in return for cash and shares of Bally stock. The 2005 amended complaint asserted new claims against the Company for violation of state securities laws on the basis of allegations that misrepresentations in Bally’s financial statements resulted in Bally’s stock price to be artificially inflated at the time of the Fit-Tech transaction. Plaintiffs also asserted additional claims for breach of contract and common law claims. Certain employment disputes between the parties to this litigation are also subject to arbitration in Chicago.
     Plaintiffs’ claims are brought against the Company and its former Chairman and CEO Paul Toback, as well as former Chairman and CEO Lee Hillman and former CFO John Dwyer. Plaintiffs have voluntarily dismissed all claims under the federal securities laws, leaving breach of contract, common law and state securities claims pending. On April 4, 2006, the Court granted motions to dismiss all claims against defendants Hillman and Dwyer for lack of jurisdiction. Under the current schedule, motions to dismiss on other grounds are to be filed on October 16, 2006. It is not yet possible to determine the ultimate outcome of this action.
Securities and Exchange Commission Investigation
     In April 2004, the Division of Enforcement of the SEC commenced an investigation in connection with the Company’s restatement. The Company continues to fully cooperate in the ongoing SEC investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Department of Justice Investigation
     In February 2005, the United States Justice Department commenced a criminal investigation in connection with the Company’s restatement. The investigation is being conducted by the United States Attorney for the Northern District of Illinois. The Company is fully cooperating with the investigation. It is not yet possible to determine the ultimate outcome of this investigation.
Insurance Lawsuits
     On November 10, 2005, two of the Company’s excess directors and officers liability insurance providers filed a complaint captioned Travelers Indemnity Company and ACE American Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc, n/k/a Bally Total Fitness of the Mid-Atlantic, Inc; George N. Aronoff; Paul Toback; John W. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 05C 6441, in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2004 policy years was materially false and misleading. Plaintiff requested the Court to declare two of the Company’s excess policies for the year 2002-2003 void, voidable and/or subject to rescission, and to declare that the exclusions and/or conditions of a separate excess policy for the year 2003-2004 bar coverage with respect to certain of the Company’s claims. Firemans Fund, another excess carrier, was allowed to join in the case on January 4, 2006. Defendants filed motions to dismiss or stay the proceedings on February 10, 2006, which motions are currently pending.

     On April 6, 2006, an additional excess directors and officers liability insurance provider filed a complaint captioned RLI Insurance Company v. Bally Total Fitness Holding Corporation; Holiday Universal, Inc.; George N. Aronoff; Paul Toback; John H. Dwyer; Lee S. Hillman; Stephen C. Swid; James McAnally; J. Kenneth Looloian; Liza M. Walsh; Annie P. Lewis, as Executor of the Estate of Aubrey C. Lewis, Deceased; Theodore Noncek; Geoff Scheitlin; John H. Wildman; John W. Rogers, Jr.; and Martin E. Franklin, Case No. 06CH06892 in the circuit court of Cook County, Illinois, County Department Chancery Division. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2002-2003 policy year was materially false and misleading. Plaintiff requested the Court to declare the Company’s excess policy for the year 2002-2003 void, voidable and/or subject to rescission. Defendants filed motions to dismiss or stay the proceedings on July 10, 2006, which motions are currently pending.
     On August 22, 2006, the Company’s primary directors and officers insurance provider for the policy years 2001-2002 and 2002-2003 filed a complaint captioned Great American Insurance Company v. Bally Total Fitness Holding Corporation, Case No. 06 C 4554 in the United States District Court for the Northern District of Illinois. The complaint alleged that financial information included in the Company’s applications for directors and officers liability insurance in the 2001-2002 and 2002-2003 policy years was materially false and misleading. Plaintiff requested the Court to declare the Company’s primary policies for those years void ab initio and rescinded, and to award plaintiff all sums that plaintiff has paid pursuant to an Interim Funding and Non-Waiver Agreement between the parties, which consists of the $10,000,000 limit of the 2002-2003 primary policy and additional amounts paid pursuant to the 2001-2002 primary policy. The Company’s response to the complaint is due on September 12, 2006. The Company anticipates moving to dismiss or stay the proceedings on substantially the same grounds as the motion filed in the RLI Insurance Company case listed above.
     It is not yet possible to determine the ultimate outcome of these actions.
     Other:
     The Company is also involved in various other claims and lawsuits incidental to its business, including claims arising from accidents at its fitness centers. In the opinion of management, the Company is adequately insured against such claims and lawsuits, and any ultimate liability arising out of such claims and lawsuits should not have a material adverse effect on the financial condition or results of operations of the Company. In addition, from time to time, customer complaints are investigated by various governmental bodies. In the opinion of management, none of these other complaints or investigations currently pending should have a material adverse effect on the Company’s financial condition or results of operations.
     In addition, the Company is, and has been in the past, named as defendant in a number of purported class action lawsuits based on alleged violations of state and local consumer protection laws and regulations governing the sale, financing and collection of membership fees. To date the Company has successfully defended or settled such lawsuits without a material adverse effect on its financial condition or results of operations. However, the Company cannot assure you that it will be able to successfully defend or settle all pending or future purported class action claims, and its failure to do so may have a material adverse effect on the Company’s financial condition or results of operations. See Part II, Item 1A — Risk Factors.
Item 1A. Risk Factors
     This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005. In addition, the factors discussed in Part 1 Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations and the following factors may affect our future results. If any of the following risks actually occur, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our underlying common stock could decline and investors may lose part or all of their investment. Additional risks and uncertainties, not presently known to us or that we currently deem immaterial, may also impair our business operations. As a result, we cannot predict every risk factor, nor can we assess the impact of all of the risk factors on our business or the extent to which any factor, or combination of factors, may impact our financial condition and results of operations.
Our substantial leverage could adversely affect our financial health.
     We have a substantial amount of debt. As of July 31, 2006, our total consolidated debt was approximately $729 million. Our substantial indebtedness could adversely affect our financial health by, among other things:
•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions of clubs and other general corporate requirements;

•	continuing to require us to dedicate a substantial portion of any cash flows from operations to make interest payments on our debt, which reduces funds available for operations and future business opportunities;

•	increasing our vulnerability to adverse economic conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	making us more highly leveraged than some of our competitors, which could potentially decrease our ability to compete in our industry.
Our inability to comply with covenants under the Credit Agreement and indentures governing our Senior Notes and Senior Subordinated Notes could adversely impact our ability to operate our business.
     The Credit Agreement and indentures governing our Senior Notes and Senior Subordinated Notes contain covenants that include, among others, financial reporting covenants; restrictions on incurring additional indebtedness; incurring liens; certain types of payments (including capital stock dividends and redemptions, and payments on existing indebtedness); capital expenditures; investments; and sale and leaseback transactions.
     In 2004, 2005 and the first two quarters of 2006, we did not comply with the financial reporting covenants, because we did not make our periodic filings with the SEC on a timely basis; however, we obtained waivers of these covenants for those periods and filed within the agreed extended period. We anticipate filing our Form 10-Q for the period ended September 30, 2006 on a timely basis, but there is a risk that we will not be able to do so because of continuing weaknesses in our control environment.
     In addition, the Credit Agreement requires the Company to meet certain interest coverage and leverage tests, as such tests are defined in the Credit Agreement. If we are unable to comply with these covenants there would be a default under the Credit Agreement which could result in a cross-default under the indentures governing the Senior Notes and Senior Subordinated Notes. Upon a default under the Credit Agreement, we will not have access to the revolving credit facility and will not have adequate liquidity to meet our operating needs. Changes in economic or business conditions, results of operations or other factors could also cause the Company to default under its debt instruments. A default, if not waived by Bally’s lenders, could result in acceleration of the obligations under the Credit Agreement and the Senior Notes and Senior Subordinated Notes, which we would be unable to satisfy.
Recent declines in our liquidity and upcoming obligations on our debt instruments will require us to obtain additional financing and/or restructure or refinance our debt. If we are unable to do so, we may not be able to continue to operate our business.
     The Company requires substantial cash flows to fund its capital spending and working capital requirements. We maintain a substantial amount of debt, the terms of which require significant interest payments each year. Our liquidity (cash and unutilized revolving credit facility) declined by $12.7 million from $68.9 million to $56.2 million during the first seven months of 2006. During August, utilization on the $100 million revolving credit facility under the Credit Agreement increased by $6.5 million to $62.6 million on August 31, 2006. We currently anticipate our cash flow and availability under our revolving credit facility will be sufficient to meet our expected needs for working capital and other cash requirements through the first quarter of 2007. However, as discussed below, we do not believe that we will have sufficient liquidity in the event we are unable to refinance the Senior Subordinated Notes and as a result our Credit Agreement terminates on April 15, 2007. Additionally, our cash flows and liquidity may be negatively impacted by various items, including changes in terms or other requirements by vendors, regulatory fines, penalties, settlements or adverse results in securities or other litigations, future consent payments to lenders or noteholders if required and unexpected capital requirements could negatively impact cash flows and liquidity. In the next few months, we have substantial interest payments due on our Senior Subordinated Notes on October 16, 2006 and our Senior Notes on January 16, 2007, and expect that we also will be required to provide additional letters of credit or cash deposits to support certain insurance programs, which will reduce available liquidity under our revolving credit facility. Furthermore, our Credit Agreement limits capital expenditures to maintenance related and contractually obligated expenditures during periods availability drops below $30 million. Accordingly, we cannot assure you we will have sufficient liquidity to meet all known and unforeseen requirements.
     On April 15, 2007, our Credit Agreement will terminate in the event that the Senior Subordinated Notes due in October 2007 have not been refinanced. If this occurs, we will not have access to our revolving credit facility and amounts outstanding under the Credit Agreement will become due. If we are unable to refinance the Senior Subordinated Notes prior to April 15, 2007, absent an agreement by the lenders to extend the maturity of the Credit Agreement or our refinancing the Credit Agreement, we will not have sufficient liquidity to operate our business and will be unable to satisfy the Credit Agreement obligations when due. If such events were to occur, the holders of the Senior Notes and Senior Subordinated Notes could accelerate the obligations under those instruments, and we would be unable to satisfy those obligations. The Company’s process to evaluate strategic alternatives, which had focused on a sale or merger of the Company, will now focus on refinancing alternatives. In order to effect a refinancing of the Credit Agreement and the Senior Subordinated Notes, we will need to raise additional funds through public or private equity or debt financings. There is no assurance that funds will be available to us on favorable terms or at all.
     In the event we fail to maintain adequate liquidity, as a result of increased expenses or decreased revenues or as a result of a default under our Credit Agreement (whether directly as a result of a cross-default to other indebtedness) and are unable to draw on our revolving credit facility, we would be unable to meet our obligations and continue operating our business.
There can be no assurance that any strategic transaction will occur, or if one is undertaken, of its potential terms or timing.
     On March 14, 2006, we announced that our Board of Directors has authorized our financial advisors, J.P. Morgan Securities Inc. and The Blackstone Group, to engage in discussions with interested parties in connection with our previously announced process to evaluate strategic alternatives. On August 11, 2006, we announced that our strategic alternatives process, which had focused on a sale or merger of the Company, was now expected to focus on exploring other alternatives, such as a recapitalization, private placement, underwritten rights offering or other corporate restructuring. We also announced that, in light of our revised indications for 2006 announced on August 11, 2006, and the fact that our discussions with potential interested parties had not at that date resulted in any proposal, agreement or transaction involving a sale or merger of the Company, the Strategic Alternatives Committee of our Board of Directors determined, after consultation with its outside advisors, that alternatives other than a sale or merger of the Company should be pursued. There can be no assurances as to the outcome of the strategic alternatives process, including whether any transaction will occur, or if one is undertaken, of its potential terms or timing.

Our success depends in significant part upon the continuing service of management and the Company’s ability to attract a sufficient number of qualified personnel to meet its business needs.
     Our success depends in significant part upon the continuing service and capabilities of our management team. The failure to retain management could have a material adverse effect on our business. Our success will be dependent on our continued ability to attract, retain and motivate highly skilled employees. On August 11, 2006, we announced the departure of Paul A. Toback as our Chairman, President and Chief Executive Officer, and the appointment of Don R. Kornstein as interim Chairman and Barry R. Elson as acting Chief Executive Officer. Each of our interim Chairman and acting Chief Executive Officer was and remains a member of the Board of Directors. The Board of Directors is currently conducting a search for a permanent Chief Executive Officer. We cannot assure you that we will be able to identify and hire such a Chief Executive Officer. Even if we are successful at finding and hiring a suitable Chief Executive Officer, leadership transitions can be inherently difficult to manage and may cause disruption to our business or some turnover in our workforce or management team.
     In addition, pursuant to the terms of their respective employment agreements, the Company’s Chief Administrative Officer and Chief Operating Officer may terminate their employment with the Company within 120 days after the date that Paul A. Toback is no longer the Chief Executive Officer of the Company and receive a lump-sum payment of 60% of their annual base salary and target annual bonus. There is no guarantee that such officers will not exercise their termination right. Further, there can be no assurance that the Company will be able to find a suitable replacement if either officer resigns.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of Common Stock
     The Company does not have a share repurchase program and does not intend to repurchase shares of common stock, which would generally be prohibited by the terms of its Credit Agreement and the indentures governing the Senior Notes and the Senior Subordinated Notes.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
Consent Solicitation
     On March 27, 2006, the Company commenced a solicitation of consents from holders of its Senior Notes and holders of its Senior Subordinated Notes to seek a waiver of defaults arising from the Company’s failure to timely file its financial statements for the fiscal year ended December 31, 2005 with the SEC and to extend the time for filing its financial statements for the quarters ended March 31 and June 30, 2006. On April 7, 2006, the Company received the necessary consents from the holders of the Senior Notes and the Senior Subordinated Notes. The vote totals for the consents are set forth on the following table:

			Principal
	Principal Amount	Principal Amount	Amount	Principal Amount
Notes	Outstanding ($)	Voted For ($)	Voted Against ($)	Abstained ($)
Senior Notes	299,764,000	283,970,000	N/A	15,794,000
Senior Subordinated Notes	235,000,000	233,029,000	N/A	1,971,000
Item 5. Other Information
     None

Item 6. Exhibits
     (a) Exhibits:

3.1	Amendment to the Bylaws of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).

4.1	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9-7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.2	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10-1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.3	Amended and Restated Registration Rights Agreement dated as of April 13, 2006 by and between Bally Total Fitness Holding Corporation and certain holders who are signatories thereto (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

4.4	Registration Rights Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and the purchasers listed on the signature page thereto (incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

+10.1	Interim Executive Services Agreement dated as of April 12, 2006 between Tatum, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.2	Consent Agreement by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.3	Consent Agreement by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.4	Consent Agreement by and between Bally Total Fitness Holding Corporation and Pardus European Special Opportunities Master Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.5	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and Wattles Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.6	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and investment funds affiliated with Ramius Capital Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.7	Fourth Amendment dated as of June 23, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, file no. 001-13997, for the fiscal year ended December 31, 2005).

10.8	Confidential Settlement and General Release, dated July 21, 2006, between the Company and Carl J. Landeck. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 7, 2006).

* 10.9	Amendment to Employment Agreement between Bally Total Fitness Holding Corporation and Paul Toback dated August 6, 2006.

10.10	Confidential Settlement Agreement and General Release, dated August 10, 2006, between the Company and Paul A. Toback (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 99.1	Management’s Report on Internal Control Over Financial Reporting, included in Item 9A Controls and Procedures from the Company’s Annual Report on Form 10-K in the year ended December 31, 2005.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION Registrant

By:	/s/ Ronald G. Eidell
Ronald G. Eidell
Senior Vice President and Chief Financial Officer
(principal financial officer)
Dated: September 11, 2006