Form 10-Q/A
period 2006-06-30
TIDELANDS HOLIDAY HEALTH CLUBS INC; GREATER PHILLY NO 2 HOLDING CO; CRUNCH WORLD LLC; BALLYS FITNESS & RACQUET CLUBS INC; BALLY TOTAL FITNESS OF THE MIDWEST INC; BALLY TOTAL FITNESS OF COLORADO INC; BALLY SPORTS CLUBS INC; BALLY FITNESS FRANCHISING INC; 59TH STREET GYM LLC; CRUNCH FITNESS INTERNATIONAL INC
filed 2006-09-12
CIK 1265283, 1265256, 1265249, 1265241, 1265275, 1265263, 1265271, 1265239, 1265235, 1265266

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

Explanatory Note
     Bally Total Fitness Holding Corporation (the “Company”) is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended June 30, 2006, as filed on September 11, 2006 (the “Original Filing”) to correct an error in Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding membership rollforward statistics for the three and six months period ended June 30, 2006, and the related computation of average number of members during the periods. As a result of the change in average number of members for these periods, average monthly membership revenue recognized per member and average monthly cash received per member for these periods have been revised as such amounts are derived using average membership in the denominator of the calculation.
     This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect any events that occurred after September 11, 2006, the date of the Original Filing. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-Q/A Amendment No. 1 as Exhibits 31.1, 31.2 and 32.1.

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
Results of Operations
     The following table sets forth key operating data for the periods indicated (dollars in thousands except per member data):

	Three		Three
	Months		Months
	Ended	% of	Ended	% of	Change from
	June 30,	Net	June 30,	Net	Previous Period
	2006	Revenue	2005	Revenue	Dollars	Percent
	(As restated)
REVENUE
Membership	$207,342	81%	$211,546	82%	$(4,204)	-2%
Personal training	32,207	13%	31,823	12%	384	1%

Membership services revenue	239,549	94%	243,369	94%	(3,820)	-2%
Retail products	11,460	5%	12,640	5%	(1,180)	-9%
Miscellaneous	3,622	1%	3,608	1%	14	0%

Net revenues	254,631	100%	259,617	100%	(4,986)	-2%
OPERATING COSTS AND EXPENSES
Membership services	170,203	67%	170,713	66%	(510)	0%
Retail products	10,667	4%	13,424	5%	(2,757)	-21%
Advertising	16,180	7%	14,641	6%	1,539	11%
Information technology	5,303	2%	5,472	2%	(169)	-3%
Other general and administrative	15,927	6%	16,111	6%	(184)	-1%
Gain on sale of land and building	(872)	—	—	—	(872)	—
Depreciation and amortization	13,233	5%	15,023	6%	(1,790)	-12%

	230,641	91%	235,384	91%	(4,743)	-2%

Operating income	$23,990	9%	$24,233	9%	$(243)	-1%

	Six Months		Six Months
	Ended	% of	Ended	% of	Change from
	June 30,	Net	June 30,	Net	Previous Period
	2006	Revenue	2005	Revenue	Dollars	Percent
			(As restated)
REVENUE
Membership	$416,093	82%	$418,599	81%	$(2,506)	-1%
Personal training	63,111	12%	60,905	12%	2,206	4%

Membership services revenue	479,204	94%	479,504	93%	(300)	0%
Retail products	23,397	5%	25,987	5%	(2,590)	-10%
Miscellaneous	7,196	1%	7,879	2%	(683)	-9%

Net revenues	509,797	100%	513,370	100%	(3,573)	-1%
OPERATING COSTS AND EXPENSES
Membership services	342,488	67%	338,674	66%	3,814	1%
Retail products	21,678	4%	26,232	5%	(4,554)	-17%
Advertising	35,075	7%	31,752	6%	3,323	10%
Information technology	10,398	2%	10,782	2%	(384)	-4%
Other general and administrative	32,221	6%	28,671	6%	3,550	12%
Gain on sales of land and buildings	(1,773)	—	—	—	(1,773)	—
Depreciation and amortization	27,447	6%	29,962	6%	(2,515)	-8%

	467,534	92%	466,073	91%	1,461	0%

Operating income	$42,263	8%	$47,297	9%	$(5,034)	-11%

     Key Operating Data
Membership rollforward and statistics (000’s, except dollars):

	Three months ended June 30,
	2006	2005	change	% change

Members at beginning of period	3,597	3,677	(80)	-2%
Number of new members joining during the period	278	292	(14)	-5%
Number of net member drops during the period	(275)	(298)	23	8%

Members at end of period	3,600	3,671	(71)	-2%

Average number of members during the period (1)	3,598	3,674	(76)	-2%

Average monthly membership revenue recognized per member (2)	$19.21	$19.19	$0.02	0%
Average monthly cash received per member (3)	$17.84	$17.79	$0.05	0%
Fitness centers open at end of period	383	391	(8)	-2%

	Six months ended June 30,
	2006	2005	change	% change

Members at beginning of period	3,531	3,593	(62)	-2%
Number of new members joining during the period	635	657	(22)	-3%
Number of net member drops during the period	(566)	(579)	13	2%

Members at end of period	3,600	3,671	(71)	-2%

Average number of members during the period (1)	3,581	3,654	(73)	-2%

Average monthly membership revenue recognized per member (2)	$19.37	$19.09	$0.28	1%
Average monthly cash received per member (3)	$18.30	$18.38	($0.08)	0%
Fitness centers open at end of period	383	391	(8)	-2%

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
     Total revenue for the three months ended June 30, 2006 was $254.6 million compared to $259.6 million in 2005, a decrease of $5.0 million (2%). The decrease in total revenue resulted from the following:
•	Membership revenue recognized decreased to $207.3 million from $211.6 million in 2005, a decrease of $4.3 million (2%) from the prior year period. In the current year, a 2% decrease in average number of members to 3.598 million members was partially offset by an increase in the average monthly membership revenue per member to $19.21 from $19.19.

•	Cash collections of membership revenue during the three months ended June 30, 2006 were $192.5 million, a decrease of $3.6 million (2%) from 2005. This decrease is the result of a 2% decrease in average number of members to 3.598 million members, offset by an increase in the average monthly cash received per member to $17.84 from $17.79. Cash collections of membership revenue include payments from members who prepay the remaining portion of amounts outstanding under value plan memberships (“accelerations”), voluntarily or in response to an offer to prepay at a discount similar to that offered at point of sale. We received $5.9 million and $3.8 million of proceeds from accelerations during the three months ended June 30, 2006 and 2005, respectively. We also allow certain members to reactivate their expired membership at a discount in order to incent these members to restart their workout routine (“reactivations”). We received $6.3 million and $5.3 million of proceeds from reactivations during the three months ended June 30, 2006 and 2005, respectively. The average monthly cash received per member includes $1.14 and $.83 of accelerations and reactivations for the three months ended June 30, 2006 and 2005, respectively. Increases in renewal dues have had a positive impact on average monthly cash received per member. The mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in family add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under family add-on programs. In the three months ended June 30, 2006, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. In the year earlier period, new member signups were approximately 76% value plan, 11% paid-in-full and 13% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of the Company’s historical attrition patterns whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate impact on cash collections of membership revenue in 2006 as compared to 2005 and will continue to have a negative impact for the remainder of 2006 and beyond.

•	Personal training revenue increased to $32.2 million from $31.8 million in 2005, an increase of $0.4 million (1%), primarily reflecting the Company’s emphasis on growth in personal training services and expansion of new programs such as small group training.

•	Retail products revenue decreased to $11.5 million from $12.6 million in 2005, a decrease of $1.1 million (9%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation and a 3% decrease in average number of members to 3.581 million members reducing workout traffic in the clubs.

•	Miscellaneous revenue of $3.6 million was unchanged from the prior year.
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
     Total revenue for the six months ended June 30, 2006 was $509.8 million compared to $513.4 million in 2005, a decrease of $3.6 million (1%). The decrease in total revenue resulted from the following:
•	Membership revenue recognized decreased to $416.1 million from $418.6 million in 2005, a decrease of $2.5 million (1%) from the prior year period. In the current year, a 2% decrease in average number of members to 3.581 million members was partially offset by an increase in the average monthly membership revenue per member to $19.37 from $19.09.

•	Cash collections of membership revenue during the six months ended June 30, 2006 were $393.1 million, a decrease of $9.9 million (2%) from 2005. This decrease is the result of a 2% decrease in average number of members to 3.581 million members. The average monthly cash received per member was $18.30 in 2006 versus $18.38 in the prior year period. We received $9.7 million and $8.3 million of proceeds from accelerations during the six months ended June 30, 2006 and 2005, respectively. We also received $12.2 million and $11.9 million of proceeds from reactivations during the six months ended June 30, 2006 and 2005, respectively. The average monthly cash received per member includes $1.02 and $.92 of proceeds from accelerations and reactivations for the six months ended June 30, 2006 and 2005, respectively. Increases in renewal dues have had a positive impact on average monthly cash received per member. However, the mix of new member signups has changed under the BYOM program to include a higher number of one-club memberships, along with an increase in family add-on member signups at discounted monthly rates relative to primary member monthly rates, and a higher percentage of nonobligatory month-to-month members, including members added under family add-on programs. In the six months ended June 30, 2006, new member signups were approximately 72% value plan, 12% paid-in-full and 16% month-to-month. In the year earlier period, new member signups were approximately 77% value plan, 11% paid-in-full and 12% month-to-month. As a result, membership cash collections have been negatively affected due to the higher attrition tendency of month-to-month members, and the lower average monthly rates of the increasing mix of one-club memberships and discounted family member signups. Because of the Company’s historical attrition patterns whereby a high percentage of new members drop their membership during the first twelve months subsequent to joining, a significant portion of cash collections have historically been provided by new members early in their membership term. Accordingly, a decrease in new member pricing (both obligatory and nonobligatory) coupled with the change in the mix of new membership signups had a disproportionate impact on cash collections of membership revenue in 2006 as compared to 2005 and will continue to have a negative impact for the remainder of 2006 and beyond.

•	Personal training revenue increased to $63.1 million from $60.9 million in 2005, an increase of $2.2 million (4%), primarily reflecting the Company’s emphasis on growth in personal training services and expansion of new programs such as small group training.

•	Retail products revenue decreased to $23.4 million from $26.0 million in 2005, a decrease of $2.6 million (10%), due primarily to the conversion of lower performing full size in-club retail stores to a more efficient, but lower sales model integrated with the front desk operation and a 2% decrease in average number of members to 3.564 million members reducing workout traffic in the clubs.

•	Miscellaneous revenue decreased to $7.2 million from $7.9 million in 2005, primarily due to lower revenue from income producing strategic partnerships and franchising fees.

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
Item 5. Other Information
     None

Item 6. Exhibits
     (a) Exhibits:

3.1	Amendment to the Bylaws of Bally Total Fitness Holding Corporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).

4.1	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 9-7/8% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.2	Supplemental Indenture, dated as of April 7, 2006, among Bally Total Fitness Holding Corporation and U.S. Bank National Association, as trustee for the Registrant’s 10-1/2% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

4.3	Amended and Restated Registration Rights Agreement dated as of April 13, 2006 by and between Bally Total Fitness Holding Corporation and certain holders who are signatories thereto (incorporated by reference as Exhibit 10.4 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

4.4	Registration Rights Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and the purchasers listed on the signature page thereto (incorporated by reference as Exhibit 4.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

+10.1	Interim Executive Services Agreement dated as of April 12, 2006 between Tatum, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.2	Consent Agreement by and between Bally Total Fitness Holding Corporation and Special Value Bond Fund II, LLC, Special Value Absolute Return Fund, LLC, Special Value Opportunities Fund, LLC and Special Value Expansion Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.3	Consent Agreement by and between Bally Total Fitness Holding Corporation and Everest Capital Limited as agent for HFR ED Advantage Master Trust, Everest Capital Event Fund, LP, GMAM Investment Funds Trust II and Everest Capital Senior Debt Fund, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.4	Consent Agreement by and between Bally Total Fitness Holding Corporation and Pardus European Special Opportunities Master Fund L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 18, 2006).

10.5	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and Wattles Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.6	Stock Purchase Agreement, dated as of April 11, 2006, among Bally Total Fitness Holding Corporation and investment funds affiliated with Ramius Capital Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, file no. 001-13997, dated April 12, 2006).

10.7	Fourth Amendment dated as of June 23, 2006, under the Credit Agreement, dated as of November 18, 1997, as amended and restated as of October 14, 2004, among Bally Total Fitness Holding Corporation, a Delaware corporation, the lenders parties thereto, JPMorgan Chase Bank, N.A., as agent for the lenders, Deutsche Bank Securities, Inc., as syndication agent, and LaSalle Bank National Association, as documentation agent (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K, file no. 001-13997, for the fiscal year ended December 31, 2005).

10.8	Confidential Settlement and General Release, dated July 21, 2006, between the Company and Carl J. Landeck. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 7, 2006).

10.9	Amendment to Employment Agreement between Bally Total Fitness Holding Corporation and Paul Toback dated August 6, 2006 (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, file no. 001-13997, for the three months ended June 30, 2006).

10.10	Confidential Settlement Agreement and General Release, dated August 10, 2006, between the Company and Paul A. Toback (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, file no. 001-13997, filed August 11, 2006).

* 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

* 32.1	Certification of the Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.1	Management’s Report on Internal Control Over Financial Reporting, included in Item 9A Controls and Procedures from the Company’s Annual Report on Form 10-K in the year ended December 31, 2005 (incorporated by reference to Exhibit 99.1 to the Company’ Quarterly Report on Form 10-Q, file no. 001-13997, for the three months ended June 30, 2006).

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BALLY TOTAL FITNESS HOLDING CORPORATION Registrant

By:	/s/ Ronald G. Eidell
Ronald G. Eidell
Senior Vice President and Chief Financial Officer
(principal financial officer)
Dated: September 12, 2006